Form 10QSB
period 2002-08-12
HIGH COUNTRY FINANCIAL CORP
filed 2002-08-21
CIK 1177182

Securities and Exchange Commission
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                  FORM 10-QSB
   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934
--------------------------------------------------------------------------------

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act  of 1934 For the transition period from          to
                                                          -------        -------


                       Commission File Number 000-1177182
                                              -----------

                       High Country Financial Corporation
                       ----------------------------------
                (Exact name of bank as specified in its charter)


        North Carolina                                     01-0731354
        --------------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        149 Jefferson Road
       Boone, North Carolina                                 28607
       ---------------------                                 -----
(Address of principal office)                            (Zip code)


           Bank's telephone number, including area code (828) 265-4333
                                                        --------------


Check whether the issuer (1) filed all reports required to be filed under section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]


As of August 12, 2002, there were issued and outstanding 1,416,822 shares of the Company's common stock outstanding with a par value of $5.00 per share.

Transitional Small Business Disclosure Format (Check one) Yes [  ]  No [X]


                       High Country Financial Corporation

                                      Index

                          Part I. Financial Information

Item 1.     Financial Statements                                                                 Page
              Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                1

              Consolidated Statements of Income for the six months ended June 30,  2002 and        2
              2001

              Consolidated Statements of Income for the three months ended June 30, 2002 and       3
              2001

              Consolidated Statements of Changes in Stockholders' Equity for the six months        4
              ended June 30, 2002 and 2001

              Consolidated Statements of Cash Flows for the six months ended June 30, 2002         5
              and 2001

              Notes to the Consolidated Financial Statements                                      6-17

Item 2.     Management's Discussion and Analysis of Financial Condition and                      18-23
            Results of Operations


                                     Part II. Other Information

Item 6b.    Exhibits and Reports on Form 8-K                                                       23


            Signatures                                                                             24





                       High Country Financial Corporation
                           Consolidated Balance Sheets

                                                                 (Unaudited)                (Audited)
                                                                   June 30,                December 31,
                                                                     2002                      2001
                                                            ---------------------    ----------------------
ASSETS
Cash and due from banks                                             $ 4,827,468                $4,827,479
Interest-bearing deposits with banks                                  2,000,000                 4,000,000
Federal funds sold                                                   10,666,000                 6,729,000
Investment securities available for sale                             11,470,870                 4,059,737
Restricted equity                                                       271,463                   203,763
securities
Loans, net of allowance for loan losses of $1,474,082 in
2002 and $1,329,496 in 2001                                         118,775,282               111,914,137
Property and equipment, net                                           4,283,578                 4,410,024
Foreclosed Assets, net                                                        0                    10,007
Accrued interest income                                                 646,842                   562,971
Other assets                                                            675,432                   543,535
                                                                      ---------                 ---------
     Total assets                                                  $153,616,935              $137,260,653
                                                                   ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand deposits                                                  $ 12,105,347               $13,735,991
  Interest bearing demand deposits                                   20,257,046                12,705,262
  Savings                                                             1,917,906                 1,429,432
  Money market accounts                                              24,354,193                24,972,167
  Certificates of deposit, $100,000 or more                          28,878,426                23,857,853
  Other time deposits                                                46,131,823                39,512,779
                                                                     ----------                ----------
     Total deposits                                                 133,644,741               116,213,484

Securities sold under agreements to repurchase                        2,712,733                 2,006,583
Notes Payable                                                         2,000,000                 4,000,000
Accrued interest payable                                                148,058                   143,495
Other liabilities                                                        99,636                   354,234
                                                                     ----------                  --------
     Total liabilities                                              138,605,168               122,717,796
                                                                    -----------               -----------

Stockholders' Equity:
Common stock, $5.00 par value, 20,000,000 shares
  authorized; issued and outstanding 1,416,822  shares for
  2002 and 2001                                                       7,084,110                 7,084,110
Surplus                                                               7,328,934                 7,328,934
Retained earnings
                                                                        397,712                    54,593
Accumulated comprehensive income                                        201,011                    75,220
                                                                       --------                   -------
Total stockholders' equity                                           15,011,767                14,542,857
                                                                     ----------                ----------

Total liabilities and stockholders' equity                         $153,616,935              $137,260,653
                                                                   ============              ============

See Notes to Consolidated Financial Statements


                       High Country Financial Corporation
                        Consolidated Statements of Income

                                                                          For the six months ended June 30,
                                                                                (Unaudited)

                                                                            2002                   2001
                                                                            ----                   ----
Interest income:
 Interest and fees on loans                                                 $ 4,084,950             $ 3,531,971
 Interest on securities available for sale                                      170,762                 171,785
 Federal funds sold                                                             119,089                 198,202
                                                                                -------                 -------
   Total interest income                                                      4,374,801               3,901,958
                                                                              ---------               ---------

Interest expense:
  Certificates of deposit, $100,000 or more                                     584,515                 757,198
  Other deposits                                                              1,407,727               1,450,101
  Other borrowings                                                               70,994                  16,573
                                                                               --------                --------
    Total interest expense                                                    2,063,236               2,223,872
                                                                              ---------             ---------

 Net interest income                                                          2,311,565               1,678,086
 Less: Provision for loan losses                                               224,000                  153,000
                                                                               ------                   -------
 Net interest income after provision for loan losses                          2,087,565               1,525,086
                                                                              ---------               ---------

Noninterest income:
 Service charges on deposit accounts                                            273,269                 150,617
 Mortgage origination income                                                    545,536                 307,383
 Brokerage commissions and fees                                                 112,379                  70,999
 Other noninterest income                                                       102,521                  93,259
                                                                                -------                 -------
   Total noninterest income                                                   1,033,705                 622,258
                                                                              ---------                  -------

Noninterest expense:
 Salaries and employee benefits                                               1,412,138               1,093,279
 Expenses of premises and fixed assets                                          303,862                 205,634
 Outside services                                                               419,331                 338,611
 Other noninterest expense                                                      459,820                 492,104
                                                                                -------                 -------
    Total noninterest expense                                                 2,595,151               2,129,628
                                                                              ---------               ---------

Income before income taxes                                                      526,119                  17,716
Less: Income tax provision                                                      183,000                   6,500
                                                                                -------                   -----

Net income                                                                    $ 343,119                $ 11,216
                                                                              =========                ========

Basic earnings per share                                                         $  .24                  $  .01
                                                                                 ======                  ======
Diluted earnings per share                                                       $  .23                  $  .01
                                                                                 ======                  ======

See Notes to Consolidated Financial Statements


                       High Country Financial Corporation
                        Consolidated Statements of Income
                       For the three months ended June 30,
                                   (Unaudited)

                                                                             2002                      2001
                                                                             ----                      ----
Interest income:
 Interest and fees on loans                                                 $ 2,084,245              $ 1,855,798
 Interest on securities available for sale                                      108,641                   84,377
 Federal funds sold                                                              67,852                   74,755
                                                                                 ------                   ------
   Total interest income                                                      2,260,738                2,014,930
                                                                              ---------                ---------

Interest expense:
  Certificates of deposit, $100,000 or more                                     299,947                  387,220
  Other deposits                                                                709,949                  750,627
  Other borrowings                                                               35,104                    7,345
                                                                             ----------                    -----
    Total interest expense                                                    1,045,000                1,145,192
                                                                              ---------                ---------

 Net interest income                                                          1,215,738                  869,738
 Less: Provision for loan losses                                                128,000                   72,000
                                                                              ---------                 --------
 Net interest income after provision for loan losses                          1,087,738                  797,738
                                                                              ---------                  -------

Noninterest income:
 Service charges on deposit accounts                                            141,036                   88,518
 Mortgage origination income                                                    211,054                  188,178
 Brokerage commissions and fees                                                  64,974                   34,819
 Other noninterest income                                                        55,210                   34,510
                                                                                 ------                   ------
   Total noninterest income                                                     472,274                  346,025
                                                                                -------                  -------

Noninterest expense:
 Salaries and employee benefits                                                 675,787                  564,294
 Expenses of premises and  fixed assets                                         145,354                   99,682
 Outside services                                                               197,774                  170,678
 Other noninterest expense                                                      213,562                  250,772
                                                                                -------                  -------
    Total noninterest expense                                                 1,232,477                1,085,426
                                                                              ---------                ---------

Income before income taxes                                                      327,535                   58,337
Less: Income tax provision                                                      108,000                    6,500
                                                                                -------                    -----

Net income                                                                   $  219,535                $  51,837
                                                                             ==========                =========

Basic earnings per share                                                         $  .15                   $  .04
                                                                                 ======                   ======
Diluted earnings per share                                                       $  .15                   $  .04
                                                                                 ======                   ======

See Notes to Consolidated Financial Statements


                       High Country Financial Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                        For the six months ended June 30,
                                   (Unaudited)



                                                                                          Accumulated        Total
                                               Common Stock                   Retained    Comprehensive    Stockholders'
         2002                      Shares        Amount         Surplus       Earnings         Income         Equity
         ----                      ------        ------         -------       --------         ------         ------

Balance at beginning of period     1,416,822    $ 7,084,110    $ 7,328,934     $ 54,593       $ 75,220       $14,542,857
                                                                                343,119                          343,119
Net income

Change in unrealized gain on
securities available for sale,
net of tax effect
                                                                                               125,791           125,791
                                 -----------     -----------    -----------  -----------    -----------      -----------

Balance at end of period           1,416,822    $ 7,084,110    $ 7,328,934    $ 397,712      $ 201,011       $15,011,767

                                 ===========     ===========    ===========  ===========    ===========      ===========


                                                                                           Accumulated        Total
                                               Common Stock                   Retained    Comprehensive    Stockholders'
         2001                      Shares        Amount         Surplus       Earnings         Income         Equity
         ----                      ------        ------         -------       --------         ------         ------


Balance at beginning of period     1,140,000    $ 5,700,000    $ 4,571,742    $(131,845)       $ 16,725      $10,156,622
Net income                                                                       11,216                           11,216

Change in unrealized gain on
securities available for sale,
net of tax effect
                                                                                                 78,287           78,287
Shares issued
                                     276,822      1,384,110      2,757,192           --              --        4,141,302
                                 -----------    -----------    -----------   -----------    -----------      -----------

Balance at end of period           1,416,822    $ 7,084,110    $ 7,328,934    $(120,629)    $    95,012      $14,387,427

                                 ===========    ===========    ===========   ===========    ===========      ===========


See Notes to Consolidated Financial Statements



                       High Country Financial Corporation
                      Consolidated Statements of Cash Flows
                        For the six months ended June 30,
                                   (Unaudited)

                                                                             2002                   2001
                                                                             ----                   ----

Cash flows from operating activities:
  Net income                                                                $    343,119             $     11,216
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
  Depreciation and amortization, net of accretion on
     investments securities available for sale                                   148,808                   98,628
  Provision for loan losses                                                      224,000                  153,000
  Changes in other assets and liabilities:
     Accrued interest income and other assets                                   (110,567)
                                                                                                         (205,761)
     Accrued interest payable and other liabilities                             (250,035)                 (43,537)
                                                                             -----------             -----------
     Net cash provided by (used in) operating activities                         260,131                  108,740
                                                                             -----------              -----------

Cash flows from investing activities:
 Net (increase) decrease in int bearing dep with banks                         2,000,000                        0
 Net (increase) decrease in federal funds sold                                (3,937,000)              (1,230,000)
 Loan (originations) principal repayments, net                                (7,085,145)             (26,758,434)
 Purchases of investment securities                                           (8,173,096)                (990,260)
 Maturities, paydowns, and calls of securities                                   889,689                1,532,393
 Purchase restricted equity securities                                           (67,700)                 (81,300)
 Capital expenditures for premises and equipment                                 (24,297)                (691,068)
                                                                             -----------              -----------
      Net cash provided by (used in) investment activities                   (16,397,549)             (28,218,669)
                                                                             -----------              -----------

Cash flows from financing activities:
 Increase in deposits                                                         17,431,257               24,866,487
 Increase (decrease) in other borrowings                                      (1,293,850)                  (2,873)
 Proceeds from sale of common stock
                                                                                      0                 4,141,302
                                                                             -----------              -----------
      Net cash provided by (used in) financing activities                     16,137,407               29,004,916
                                                                             -----------              -----------

      Net increase (decrease) in cash and cash equivalents                       894,987
                                                                                                              (11)

Beginning cash and cash equivalents                                            4,827,479                2,429,086

Ending cash and cash equivalents                                            $  4,827,468             $  3,324,073
                                                                            ============             ============

Supplemental cash flow disclosures:

  Cash paid during period for interest                                      $  2,058,673             $  2,214,625
                                                                            ============             ============
  Cash paid during period for income taxes                                  $    237,541             $          0
                                                                            ============             ============

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies

Organization

High Country Financial Corporation was incorporated under the laws of the State of North Carolina for the purpose of becoming the bank holding company of High Country Bank (the "Bank"). The Company was organized to acquire and hold all of the outstanding common stock of the Bank. Articles of Share Exchange were filed on and the Bank's reorganization to holding company form was effective as of July 1, 2002. High Country Financial Corporation has no operations and conducts no business of its own other than owning the Bank. The Company became the holding company of the Bank on July 1, 2002, therefore, prior periods reflect the balance of the single bank, High Country Bank, and its wholly-owned subsidiary.

The Bank was organized and incorporated under the laws of the State of North Carolina on November 13, 1998 and commenced operations on November 30, 1998. The Bank currently serves Watauga and Ashe Counties, North Carolina and surrounding areas through five banking offices. As a state chartered bank that is not a member of the Federal Reserve, the Bank is subject to regulation by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation.

High Country Securities, Inc. was organized and incorporated under the laws of the State of North Carolina on December 9, 1998. High Country Securities operates as a wholly owned subsidiary of High Country Bank and provides securities brokerage services to customers in the Bank's market area. High Country Securities was capitalized with $25,000 and commenced operation on February 8, 1999. Therefore these financial statements of the Company are presented on a consolidated basis.

It is the opinion of management that all adjustments of a recurring nature which are necessary for a fair presentation of the financial statements have been included. The accounting and reporting policies of the Bank follow generally accepted accounting principles and general practices within the financial services industry. The following is a summary of the more significant policies.

Pre-opening expenses

In accordance with applicable banking regulations, the Bank charged its results of operations prior to opening date, November 30, 1998, to surplus. Generally accepted accounting principles require such operating results to be charged to retained earnings. Cumulative revenues and expenses prior to opening amounted to $78,322 and $256,580, respectively. The classification of net-operating expenses of $178,258 in surplus as opposed to retained earnings is not material to the Bank's total stockholders' equity.

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Business Segments

The Bank reports its activities as a single business segment. In determining the appropriateness of segment definition, the Bank considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

Substantially all of the Bank's loan portfolio consists of loans in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but influenced by the tourism and retirement segments and to an extent by the manufacturing and agricultural segments.

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Bank's allowances for loan and foreclosed real estate losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Cash and cash equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Trading Securities

The Bank does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Securities held to maturity

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank held no held-to-maturity securities at June 30, 2002 or December 31, 2001.

Securities available for sale

Available-for-sale securities are reported at fair value and consist of bonds, notes, and debentures, and certain equity securities not classified as trading or as held-to-maturity securities.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

All securities held by the Bank at June 30, 2002 and December 31, 2001 were classified as available-for-sale.

Loans receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal amount adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Loans receivable, continued

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 1.  Organization and Summary
         of Significant Accounting Policies, continued

Allowance for Loan Losses, continued

discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Property and equipment

Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

                                                              Years
         Buildings and improvements                            5-40
         Furniture and equipment                                3-7

Foreclosed Properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The anticipated average holding period for such properties is less than 12 months.

Stock-based compensation

The Bank accounts for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Bank is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (issued in October
1995), but complies with the disclosure requirements set forth in the Statement, which include disclosing pro forma net income as if the fair value based method of accounting had been applied.

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Deferred income tax liability relating to unrealized appreciation (or the deferred tax asset in the case of unrealized depreciation) on investment securities available for sale is recorded in other liabilities (assets). Such unrealized appreciation or depreciation is recorded as an adjustment to equity in the financial statements and not included in income determination until realized. Accordingly, the resulting deferred income tax liability or asset is also recorded as an adjustment to equity.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earnings per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive income

Annual comprehensive income reflects the change in the Bank's equity during the year arising from transactions and events other than investment by and distributions to stockholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders' equity rather than as income or expense.

Financial instruments

Any derivative financial instruments held or issued by the Bank are held or issued for purposes other than trading.

In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The Bank does not utilize interest-rate exchange agreements or interest-rate futures contracts.

Note 2.  Loans Receivable

The major components of loans in the balance sheet at June 30, 2002 and December 31, 2001 are as follows (in thousands):

                                                                          2002              2001
                                                                          ----              ----
      Commercial                                                          $31,475           $30,344
      Real estate:
               Construction and land development                           43,180            41,314
               Residential, 1-4 families                                   22,596            19,479
               Residential, 5 or more families                              3,810             3,734
               Farmland                                                     1,293               908
               Non-farm, nonresidential                                     2,104             1,461
      Agricultural                                                          2,592             2,168
      Consumer                                                             13,376            13,737
      Obligations of states and political subdivisions                         32                58
      Other                                                                    37               247
                  Unearned loan origination fees, net of costs               (246)             (207)
               Less : Allowance for loan losses                            (1,474)           (1,329)
                                                                          -------           -------
                                                                         $118,775          $111,914
                                                                         ========          ========

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 2.  Loans Receivable, continued

At June 30, 2002 and December 31, 2001 the Bank had nonaccrual loans totaling $1,492,972 and $453,723 respectively. Foreclosed, repossessed or idled properties amounted to $0 and $10,007 at June 30, 2002 and December 31, 2001 respectively.

Note 3.  Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the six months ended June 30, 2002 and 2001 is as follows:

                                                  2002                 2001
                                                  ----                 ----
        Balance, beginning of period          $ 1,329,496          $ 1,005,000

        Provision charged to operations           224,000              153,000
        Recoveries of amounts charged off              27                    0
        Amounts charged off                       (79,441)             (14,654)
                                                 --------             --------
        Balance, end of period                 $1,474,082           $1,143,346
                                               ==========           ==========

Note 4.  Property and Equipment

Components of Property and Equipment

Components of property and equipment and total accumulated depreciation at June 30, 2002 and December 31, 2001 are as follows:
                                                     2002                2001
                                                     ----                ----

Land and improvements                              $ 495,168          $ 495,168
Buildings and improvements                         2,956,255          2,951,268
Furniture and equipment                            1,436,393          1,417,082
                                               -------------     --------------
  Property and equipment, total                    4,887,816          4,863,518

Less accumulated depreciation                       (604,238)          (453,494)
                                               -------------     --------------
 Property and equipment, net of depreciation     $ 4,283,578        $ 4,410,024
                                               =============     ==============

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 4.  Property and Equipment, continued

Leases

The Bank leases its operations center, one branch facility, and the land for another branch under operating leases that commenced during 2000. The branch facility is leased from a related party with minimum monthly payments of $1,000. An additional branch facility is leased under a month to month arrangement accounted for as an operating lease at a rental of $1,500 per month. Future minimum lease payments under non-cancelable agreements are as follows:

                               2002                           $       65,400
                               2003                                   42,000
                               2004                                   42,000
                               2005                                   27,000
                               2006                                    9,000
                                                              --------------
                                                              $      185,400
                                                              ==============

Rental expense was $49,450 and $41,290 for the first two quarters of 2002 and 2001, respectively.

Note 5.  Stock Options

On January 12, 1999, the Bank adopted a stock option plan that reserved up to 228,000 shares for the benefit of certain of the Bank's employees and directors. On May 15, 2001 the stockholders approved an amendment to the plan that reserves an additional 55,000 shares for a total of 283,000 shares. Shares reserved under the plan are 50% attributable each to employees and directors and options granted to those groups are expected to be qualified incentive stock options and non-qualified options, respectively. Options granted under the plan are exercisable at no less than the fair market value of the Bank's common stock at the date of grant, vesting according to the terms of each particular grant and expire in no more than ten years.

Note 6.            Defined Contribution Plan

The Bank maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who are 21 years of age and have completed one year of service. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Bank may make additional contributions at the discretion of the Board of Directors.

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 7.  Commitments and Contingencies

Litigation

In the normal course of business the Bank may be involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the financial statements.

Financial instruments with off-balance-sheet risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances that the Bank deems necessary.

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 7.  Commitments and Contingencies, continued

Concentrations of credit risk

Substantially all of the Bank's loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank's market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 2. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

 The Bank's primary focus is toward consumer and smaller business transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $1,000,000.

The Bank from time to time has cash and equivalents on deposit with financial institutions which exceed federally insured limits.

Other commitments

The Bank has entered into employment agreements with certain of its key officers covering duties, salary, benefits, provisions for termination and Bank obligations in the event of merger or acquisition.

Note 8.  Regulatory Restrictions

Dividends

The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits (retained earnings) as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank. Additionally, the North Carolina Banking Commission and the Federal Deposit Insurance Corporation explicitly prohibit dividends for the first three years of operations of new banks unless special exceptions are made.

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 8.  Regulatory Restrictions, continued

Capital requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of June 30, 2002, that the Bank meets and exceeds all capital adequacy requirements to which it is subject.

Note 9.  Transactions with Related Parties

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The Bank also leases a branch facility from a related party. See Note 4 for more information.

Note 10.  Subsequent Events

On July 1, 2002, the Bank was acquired by High Country Financial Corporation (the Company) which was formed by the Bank on February 18, 2002, for the purpose of becoming the Bank's parent holding Company. Each outstanding share of the Bank's common stock was exchanged for one share of the Company's common stock with the Bank becoming a wholly-owned subsidiary of the Company. The Company's primary purpose is to serve as the parent of the Bank. This transaction was accounted for in a manner similar to a pooling-of-interests whereby the historical book values of the Bank's accounts were combined with the Company's accounts on the date of the merger.


                       High Country Financial Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

         High Country Financial Corporation became the holding company of High Country Bank on July 1, 2002. On August 14, 2002, the Bank timely filed a quarterly report on Form 10-QSB for the quarter ended June 30, 2002 with the Federal Deposit Insurance Corporation ("FDIC") pursuant to
         Section 13 of the Securities Exchange Act of 1934 and Section 335.211 of the Federal Deposit Insurance Corporation's rules and regulations. The Company has since been notified by the FDIC that a Form 10-QSB should have been filed with the Securities and Exchange Commission rather than the FDIC. Due to the fact that the holding company reorganization did not become effective until after the quarter ended June 30, 2002, the Company mistakenly thought that the quarterly report for that quarter needed to be filed with the Bank's primary federal regulator. This quarterly report on Form 10-QSB is being filed with the SEC to comply with the Company's reporting obligations under the requirements of Section 13 of the Securities Exchange Act of 1934.

Overview

         The Bank earned $343,119 or $0.24 basic net income per share for the six months ended June 30, 2002. Total interest income amounted to $4,374,801 while interest expense of $2,063,236 resulted in net interest income of $2,311,565 for the year to date period. Provisions for loan losses charged to operations were $224,000 for the six months ending June 30, 2002. Noninterest income and expenses amounted to $1,033,705 and $2,595,151, respectively for the period.

         Total assets at June 30, 2002 were $153,616,935, an increase of $16,356,282 or 11.9% over the total at December 31, 2001. The increase in assets was primarily due to the $6,861,145 growth in net loans and $9,415,822 increase in cash and investments funded by deposit increases of $17,431,257.

Loans

         At June 30, 2002 the loan portfolio totaled $118,775,282 and represented 77.3% of total assets compared to $111,914,137 or 81.5% of total assets at December 31, 2001. The loan-to-deposit ratios for June 30, 2002 and December 31, 2001 were 90.0% and 97.4%, respectively.

                       High Country Financial Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment Securities

         Securities available for sale totaled $11,470,870 at June 30, 2002 and $4,059,737 at December 31, 2001. At June 30, 2002 there were unrealized gains included in the carrying value of the available for sale securities of $210,367 compared to

         $113,970 at December 31, 2001. There were no sales of securities during the six months ended June 30, 2002, gains on securities sales for the six months ended June 30, 2001 were $1,250.

Deposits

         Total deposits increased from $116,213,484 at December 31, 2001 to $133,644,741 at June 30, 2002, an increase of $17,431,257 or 15.0%. The growth is attributable to the Bank's overall ability to attract and retain local customers. As of June 30, 2002, the Bank had $28,878,426 in time deposits of $100,000 or more compared to $23,857,853 for December 31, 2001, an increase of $5,020,573.

Stockholders' Equity and Capital Adequacy

         Total stockholders' equity was $15,011,767 at June 30, 2002, compared to $14,542,857 at December 31, 2001, an increase of $468,910. The increase is attributed to net earnings for the first two quarters of $343,119 and the change in the unrealized loss on available for sale securities of $125,791.

         The Bank's regulators define risk-based capital guidelines as "core," or Tier 1 capital, and "supplementary," or Tier 2 capital. Core capital consists of common stockholders' equity while "supplementary," or Tier 2 capital, consists of the allowance for loan losses, subject to certain limitations. These amounts are referred to collectively as total qualifying capital. Banks are expected to meet a minimum ratio of total qualifying capital to risk adjusted assets of 8.0%. The Bank's risk-based capital ratio exceeded 11% at June 30, 2002.

         In addition to the risk-based capital guidelines mentioned above, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio, or core capital to assets ratio, works in tandem with the risk-based capital guidelines. The minimum leverage ratios range from three to five percent. At June 30, 2002, the Bank's leverage capital ratio was in excess of 9%.

         Management is not presently aware of any current recommendations to the Bank by regulatory authorities which, if they were to be implemented, would have a material effect on the Bank's liquidity, capital resources, or operations.

                       High Country Financial Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Asset Quality and Allowance for Loan Losses

         Nonperforming assets include loans delinquent 90 days or more and still accruing, nonaccrual loans, restructured loans, other real estate owned, and other nonperforming assets. Nonaccrual loans of approximately $1,493,000 are the Bank's only nonperforming assets at June 30, 2002. The bank had nonperforming assets of $463,730 at December 31, 2001. The Bank had no loans outstanding that were delinquent 90 days or more and still accruing interest at June 30, 2002 and at December 31, 2001.

         The allowance for loan losses was $1,474,082 or 1.23% of outstanding loans at June 30, 2002 compared to $1,329,496 or 1.17% of outstanding loans at December 31, 2001.

Asset Quality and Allowance for Loan Losses, continued

         The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management's evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes that the allowance for loan losses is adequate.

         While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Interest Rate Risk Management

         Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management continues to structure its assets and liabilities in an attempt to protect net interest income from large fluctuations associated with changes in interest rates.

Forward-Looking Statements

         This document contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in the interest rate

                       High Country Financial Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         environment, management's business strategy, national, regional, and local market conditions and legislative and regulatory conditions.

         Readers should not place undue reliance on forward-looking statements, which reflect management's view only as to the date hereof. The Bank undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

 Liquidity

         The liquidity of a bank measures its access to or ability to raise funds. Sustaining adequate liquidity requires a bank to ensure the availability of funds to satisfy reserve requirements, loan demand, deposit withdrawals, and maturing liabilities while funding asset growth and producing appropriate earnings. Liquidity is provided through maturities and repayments of loans and investments, deposit growth, and access to sources of funds other than deposits, such as the federal funds market or other borrowing sources. The Bank's primary liquid assets are cash and due from banks, federal funds sold and Investment securities available for sale. At June 30, 2002, the ratio of liquid assets to total deposits was 21.7% compared to a ratio of 16.9% at December 31, 2001.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2002 to June 30, 2001
-----------------------------------------------------------------

Overview

         The Bank earned $343,119 or $0.24 basic net income per share for the six months ended June 30, 2002 compared to $11,216 or $0.01 basic net income per share for the six months ended June 30, 2001.

         The loan loss provision for the six-month period ending June 30, 2002 was $224,000 compared to $153,000 for the same period ended June 30, 2001. The Bank's management has set aside reserves to ensure that the allowance for loan losses as a percentage of total loans was at least as high as other banks in its peer group. The current provision reflects management's current analysis of the loan portfolio.

Net Interest Income

         Net interest income for the first six months of 2002 increased by $633,479 over the same period in 2001. Interest income increased by $472,843 while interest

                       High Country Financial Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         expense decreased by $160,636. Interest paid on certificates of deposit greater than $100,000 decreased by $172,683 from the same period a year ago.


Comparison of the Six Months Ended June 30, 2002 to June 30, 2001, continued
----------------------------------------------------------------------------

Non-interest Income

         Non-interest income was $1,033,705 at June 30, 2002 compared to $622,258 at June 30, 2001. Service charges on deposit accounts amounted to $273,269 for the first six months of 2002 and $150,617 for the same period of 2001. This increase is related to the increased number of customer accounts. For the current year to date period mortgage origination fees and brokerage commission income contributed $545,536, and $112,379, compared to $307,383 and $70,999 in the period a year earlier.

Non-interest Expense

         Non-interest expense was $2,595,151 for the six-month period ended June 30, 2002. Salaries and employee benefits increased by $318,859 over the same period in 2001. Occupancy and equipment expense increased by $98,228. Data processing costs and advertising and marketing costs amounted to $324,636 and $59,880, respectively for 2002 and $184,231 and $124,529 in 2001.

Income Taxes

         A provision for income taxes in the amount of $183,000 was made for the six months ended June 30, 2002. The provision for the first six months of 2001 was $6,500.

Comparison of the Three Months Ended June 30, 2002 and June 30, 2001
--------------------------------------------------------------------

Overview

         The Bank's net income for the three months ended June 30, 2002 was $219,535 or $0.15 basic net income per share compared to $51,837 or $0.04 basic net income per share for the same period of 2001.

         The loan loss provision for the second quarter of 2002 was $128,000 compared to $72,000 for the second quarter of 2001. Management has set aside reserves to ensure that the allowance for loan losses as a percentage of total loans was at least

                      High Country Financial Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         as high as other banks in its
         peer group. The current provision reflects management's current analysis of the loan portfolio.


Comparison of the Three Months Ended June 30, 2002 and June 30, 2001, continued
-------------------------------------------------------------------------------

Net Interest Income

         Net interest income amounted to $1,215,738 for the second quarter of 2002. Interest income for the three-month period ending June 30, 2002 was $2,260,738. Interest and fees on loans amounted to $2,084,245 while interest income on federal funds sold totaled $67,852. Interest expense was $1,045,000 for the three-month period ending June 30, 2002. Interest expense on certificates of deposit greater than $100,000 was $299,947 for the quarter.

Non-interest Income

         Non-interest income was $472,274 for the three months ending June 30, 2002. Service charge income amounted to $141,036 as increased deposit accounts increasingly generate fee income. Mortgage origination income accounted for $211,054 during the quarter. Brokerage income from the Bank's subsidiary amounted to $64,974 for the second quarter compared to $34,819 for the same period in the prior year. Other non-interest income totaled $55,210.

Non-interest Expense

         Non-interest expense was $1,232,477 for the quarter ended June 30, 2002. Salaries and employee benefits totaled $675,787. Expenses of premises and fixed assets amounted to $145,354. Data processing fees amounted to $158,864 for the quarter. Additionally, advertising and marketing expenses totaled $25,635.

Income Taxes

         A provision for income taxes in the amount of $108,000 was made for the three months ended June 30, 2002. The provision for income taxes for the same period in 2001 was $6,500.

High Country FINANCIAL CORPORATION

PART II. OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote of security holders of the Bank on May 14, 2002 and were approved by majority vote:

1. To elect four persons who will serve as directors of the Bank until the 2005 Annual Meeting of Stockholders or until their successors are duly elected and qualify.

2. To ratify the selection of Larrowe & Company, LLC, as the independent auditor for the Bank for the fiscal year ending December 31, 2002.

3. To consider and vote upon a proposed Agreement and Plan of Share Exchange (the "Share Exchange Agreement").

Item 6b. EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


High Country Financial Corporation
----------------------------------
(Registrant)


August 12, 2002
---------------                                      ---------------------------
Date                                                 David H. Harman
                                                     Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


High Country Financial Corporation
----------------------------------
(Registrant)


August 12, 2002                                      S/ David H. Harman
---------------                                      ---------------------------
Date                                                 David H. Harman
                                                     Chief Financial Officer