Form 10QSB
period 2002-09-30
HIGH COUNTRY FINANCIAL CORP
filed 2002-11-15
CIK 1177182

Securities and Exchange Commission
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
           FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
--------------------------------------------------------------------------------


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

[ ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 For the transition  period from          to          .
                                                         ---------   ----------

                       Commission File Number 000-1177182


                       High Country Financial Corporation
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)


          North Carolina                                01-0731354
          --------------                                ----------
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)


           149 Jefferson Road
         Boone, North Carolina                                           28607
         ---------------------                                           -----
(Address of principal executive offices)                              (Zip code)


          Issuer's telephone number, including area code (828) 265-4333
                                                         --------------

Check  whether  the  issuer (1) filed all  reports  required  to be filed  under section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                      Common Stock, no par value 1,418,442
--------------------------------------------------------------------------------
                         Outstanding at November 7, 2002

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]


                       High Country Financial Corporation

                                      Index

                          Part I. Financial Information

Item 1.          Financial Statements                                                                       Page
                   Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001                  1

                   Consolidated Statements of Income for the nine months ended September 30,  2002 and         2
                   2001

                   Consolidated Statements of Income for the three months ended September 30, 2002 and         3
                   2001

                   Consolidated Statements of Changes in Stockholders' Equity for the nine months ended        4
                   September 30, 2002 and 2001

                   Consolidated Statements of Cash Flows for the nine months ended September 30, 2002          5
                   and 2001

                   Notes to the Consolidated Financial Statements                                           6-17

Item 2.          Management's Discussion and Analysis of Financial Condition and                           19-25
                 Results of Operations

Item             Controls and Procedures                                                                      26
3.


                                             Part II. Other Information

Item 4.          Submission of Matters to a Vote of Security Holders                                          27

Item 6.          Exhibits and Reports on Form 8-K                                                             27


                 Signatures                                                                                   29

                 Certifications                                                                            30-31




                       High Country Financial Corporation
                           Consolidated Balance Sheets

                                                                (Unaudited)        (Audited)
                                                               September 30,      December 31,
                                                                   2002               2001
                                                               -------------     -------------
ASSETS
Cash and due from banks                                        $  4,598,374      $  4,827,479
Interest-bearing deposits with banks                              2,003,524         4,000,000
Federal funds sold                                                7,401,000         6,729,000
Investment securities available for sale                         18,429,037         4,059,737
Restricted equity                                                   267,700           203,763
securities
Loans, net of allowance for loan losses of $1,597,078 in
2002 and $1,329,496 in 2001                                     126,150,180       111,914,137
Property and equipment, net                                       4,219,428         4,410,024
Foreclosed assets, net                                              238,620            10,007
Accrued interest income                                             751,437           562,971
Other assets                                                        737,850           543,535
                                                               ------------      ------------
     Total assets                                              $164,797,150      $137,260,653
                                                               ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand deposits                                              $ 14,445,211      $ 13,735,991
  Interest bearing demand deposits                               25,626,041        12,705,262
  Savings                                                         2,176,442         1,429,432
  Money market accounts                                          22,221,290        24,972,167
  Certificates of deposit, $100,000 or more                      30,162,247        23,857,853
  Other time deposits                                            49,677,759        39,512,779
                                                               ------------      ------------
     Total deposits                                             144,308,990       116,213,484

Securities sold under agreements to repurchase                    2,832,956         2,006,583
Notes Payable                                                     2,000,000         4,000,000
Accrued interest payable                                            145,996           143,495
Other liabilities                                                   402,398           354,234
                                                               ------------      ------------
     Total liabilities                                          149,690,340       122,717,796
                                                               ------------      ------------
Stockholders' equity:
Preferred stock, no par value, 5,000,000 shares
  authorized; no shares issued and                                        0                 0
outstanding
Common stock, no par value, 20,000,000 shares
  authorized; issued and outstanding 1,418,442 shares for
  2002 and 1,416,822 shares for 2001                             14,427,899        14,413,044
Retained earnings                                                   444,603            54,593
Accumulated other comprehensive  income                             234,308            75,220
                                                               ------------      ------------
Total stockholders' equity                                       15,106,810        14,542,857
                                                               ------------      ------------
Total liabilities and stockholders' equity                     $164,797,150      $137,260,653
                                                               ============      ============

See Notes to Consolidated Financial Statements


                       High Country Financial Corporation
                        Consolidated Statements of Income
                     For the nine months ended September 30,
                                   (Unaudited)

                                                             2002               2001
                                                          -----------       -----------
Interest income:
 Interest and fees on loans                               $ 6,298,521       $ 5,592,158
 Interest on securities available for sale                    367,109           251,943
 Federal funds sold                                           173,583           257,840
                                                          -----------       -----------
   Total interest income                                    6,839,213         6,101,941

Interest expense:
  Certificates of deposit, $100,000 or more                   882,358         1,146,635
  Other deposits                                            2,145,670         2,266,605
  Other borrowings                                            109,600            50,093
                                                          -----------       -----------
    Total interest expense                                  3,137,628         3,463,333
                                                          -----------       -----------

 Net interest income                                        3,701,585         2,638,608
 Provision for loan losses                                   (422,000)         (274,000)
                                                          -----------       -----------
 Net interest income after provision for loan losses        3,279,585         2,364,608
                                                          -----------       -----------


Noninterest income:
 Service charges on deposit accounts                          409,192           250,098
 Mortgage origination income                                  825,480           557,779
 Brokerage commissions and fees                               172,583           124,279
 Other noninterest income                                     187,779           125,200
                                                          -----------       -----------
   Total noninterest income                                 1,595,034         1,057,356
                                                          -----------       -----------

Noninterest expense:
 Salaries and employee benefits                             2,149,312         1,748,086
 Expenses of premises and  fixed assets                       474,468           305,448
 Outside services                                             669,166           522,800
 Other noninterest expense                                    954,363           678,096
                                                          -----------       -----------
    Total noninterest expense                               4,247,309         3,254,430
                                                          -----------       -----------

Income before income taxes                                    627,310           167,534
Income tax provision                                          237,300            59,900
                                                          -----------       -----------

Net income                                                $   390,010       $   107,634
                                                          ===========       ===========

Basic earnings per share                                  $       .28       $       .08
                                                          ===========       ===========
Diluted earnings per share                                $       .27       $       .08
                                                          ===========       ===========

See Notes to Consolidated Financial Statements


                       High Country Financial Corporation
                        Consolidated Statements of Income
                    For the three months ended September 30,
                                   (Unaudited)

                                                             2002              2001
                                                          -----------       -----------
Interest income:
 Interest and fees on loans                               $ 2,213,572       $ 2,060,187
 Interest on securities available for sale                    196,346            80,158
 Federal funds sold                                            54,494            59,638
                                                          -----------       -----------
   Total interest income                                    2,464,412         2,199,983
                                                          -----------       -----------

Interest expense:
  Certificates of deposit, $100,000 or more                   297,843           389,437
  Other deposits                                              737,943           816,504
  Other borrowings                                             38,606            33,520
                                                          -----------       -----------
    Total interest expense                                  1,074,392         1,239,461
                                                          -----------       -----------

 Net interest income                                        1,390,020           960,522
 Provision for loan losses                                   (198,000)         (121,000)
                                                          -----------       -----------
 Net interest income after provision for loan losses        1,192,020           839,522
                                                          -----------       -----------


Noninterest income:
 Service charges on deposit accounts                          135,923            99,481
 Mortgage origination income                                  279,944           250,396
 Brokerage commissions and fees                                60,205            53,280
 Other noninterest income                                      85,257            31,941
                                                          -----------       -----------
   Total noninterest income                                   561,329           435,098
                                                          -----------       -----------

Noninterest expense:
 Salaries and employee benefits                               737,174           654,807
 Expenses of premises and  fixed assets                       170,605            99,814
 Outside services                                             249,832           184,189
 Other noninterest expense                                    494,547           185,992
                                                          -----------       -----------
    Total noninterest expense                               1,652,158         1,124,802
                                                          -----------       -----------

Income before income taxes                                    101,191           149,818
Income tax provision                                           54,300            53,400
                                                          -----------       -----------

Net income                                                $    46,891       $    96,418
                                                          ===========       ===========


Basic earnings per share                                  $       .03       $       .07
                                                          ===========       ===========
Diluted earnings per share                                $       .03       $       .07
                                                          ===========       ===========

See Notes to Consolidated Financial Statements


                       High Country Financial Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                     For the nine months ended September 30,
                                   (Unaudited)

                                                                        Accumulated
                                                          Retained         Other                            Total
                           Common Stock                   Earnings      Comprehensive   Comprehensive    Stockholders'
      2002                   Shares        Amount         (Deficit)        Income           Income          Equity
      ----                   ------        ------         ---------        ------           ------          ------

Balance at
beginning of period        1,416,822     $14,413,044     $    54,593     $    75,220                      $14,542,857

Net income                                                   390,010                     $   390,010          390,010

Change in
unrealized gain on
securities
available for sale,
net of tax effect                                                            159,088         159,088          159,088
Shares issued
                               1,620          14,855                                                           14,855
Comprehensive income                                                                     $   549,098
                           ---------     -----------     -----------     -----------     ===========      -----------
Balance at end of
period                     1,418,442     $14,427,899     $   444,603     $   234,308                      $15,106,810
                           =========     ===========     ===========     ===========                      ===========


                                                                        Accumulated
                                                          Retained         Other                            Total
                           Common Stock                   Earnings      Comprehensive   Comprehensive    Stockholders'
      2001                   Shares        Amount         (Deficit)        Income           Income          Equity
      ----                   ------        ------         ---------        ------           ------          ------

Balance at
beginning of period        1,140,000    $ 10,271,742      $ (131,845)      $  16,725                    $  10,156,622

Net income                                                   107,634                      $  107,634          107,634

Change in
unrealized gain on
securities
available for sale,
net of tax effect                                                            141,515         141,515          141,515
Shares issued
                             276,822      4,141,302               --              --                        4,141,302

Comprehensive income                                                                      $  249,149
                           ---------     -----------     -----------     -----------     ===========      -----------
Balance at end of
period                     1,416,822    $ 14,413,044      $  (24,211)      $ 158,240                    $  14,547,073
                           =========     ===========     ===========     ===========                      ===========

See Notes to Consolidated Financial Statements


                       High Country Financial Corporation
                      Consolidated Statements of Cash Flows
                     For the nine months ended September 30,
                                   (Unaudited)

                                                                    2002             2001
                                                                    ----             ----

Cash flows from operating activities:
  Net income (loss)                                            $    390,010      $    107,634
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
  Depreciation and amortization, net of accretion on
     investments securities available for sale                      238,322           157,089
  Provision for loan losses                                         422,000           274,000
  Changes in other assets and liabilities:
     Accrued interest income and other assets                       (50,193)         (693,348)
     Accrued interest payable and other liabilities                  50,665           (26,326)
                                                               ------------      ------------
     Net cash provided by (used in) operating activities            407,649           462,204
                                                               ------------      ------------


Cash flows from investing activities:
 Net decrease in interest bearing deposits with banks             1,996,476                 0
 Net (increase) decrease in federal funds sold                   (2,173,000)         (672,000)
 Net increase in loans                                          (14,658,043)      (37,031,084)
 Purchases of investment securities                             (16,253,096)         (990,260)
 Maturities, paydowns, and calls of securities                    2,116,368         1,831,066
 Purchase restricted equity securities                              (63,937)         (101,600)
 Capital expenditures for premises and equipment                    (39,256)       (1,311,985)
                                                               ------------      ------------
      Net cash (used in) investment activities                  (27,573,488)      (39,776,863)
                                                               ------------      ------------

Cash flows from financing activities:
 Increase in deposits                                            28,095,506        35,988,457
 Increase (decrease) in notes payable                            (2,000,000)        4,000,000
 Increase in other borrowings                                       826,373            62,613
 Proceeds from sale of common stock                                  14,855         4,141,302
                                                               ------------      ------------
      Net cash provided by (used in) financing activities        26,936,734        44,192,372
                                                               ------------      ------------

      Net increase (decrease) in cash and cash equivalents        4,877,713          (229,105)

Beginning cash and cash equivalents                               4,827,479         2,429,086
                                                               ------------      ------------

Ending cash and cash equivalents                               $  4,598,374      $  7,306,799
                                                               ============      ============

Supplemental cash flow disclosures:
  Cash paid during period for interest                         $  3,135,127      $  3,449,227
                                                               ============      ============
  Cash paid during period for income taxes                     $    229,592      $          0
                                                               ============      ============
See Notes to Consolidated Financial Statements


                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements



Note 1. Organization and Summary of Significant Accounting Policies

Organization

High Country Financial Corporation was incorporated under the laws of the State of North Carolina for the purpose of becoming the bank holding company of High Country Bank (the "Bank"). The Company was organized to acquire and hold all of the outstanding common stock of the Bank. Articles of Share Exchange were filed on and the Bank's reorganization to holding company form was effective as of July 1, 2002. High Country Financial Corporation presently has no operations and conducts no business of its own other than owning the Bank. The Company became the holding company of the Bank on July 1, 2002, therefore, prior periods reflect the balance of the single bank, High Country Bank, and its wholly-owned subsidiary. These financial statements of High Country Financial Corporation are presented on a consolidated basis. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income or stockholders' equity.

The Bank was organized and incorporated under the laws of the State of North Carolina on November 13, 1998 and commenced operations on November 30, 1998. The Bank currently serves Watauga and Ashe Counties, North Carolina and surrounding areas through five banking offices. As a state chartered bank that is not a member of the Federal Reserve, the Bank is subject to regulation by the North Carolina State Banking Commission and the Federal Deposit Insurance Corporation.

High Country Securities, Inc. was organized and incorporated under the laws of the State of North Carolina on December 9, 1998. High Country Securities operates as a wholly owned subsidiary of High Country Bank and provides securities brokerage services to customers in the Bank's market area. High Country Securities was capitalized with $25,000 and commenced operations on February 8, 1999.

The unaudited financial statements of the Company have been prepared in accordance with instructions from Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is the opinion of management that all adjustments of a recurring nature which are necessary for a fair presentation of the financial statements have been included. The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. The following is a summary of the more significant policies.

The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The

See Notes to Consolidated Financial Statements
                                                                               6

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Organization, continued

financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

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

Business Segments

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

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

See Notes to Consolidated Financial Statements

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Use of Estimates, continued

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

Trading Securities

The Company does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Securities held to maturity

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Company held no held-to-maturity securities at September 30, 2002 or December 31, 2001.

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

See Notes to Consolidated Financial Statements

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Securities available for sale, continued

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

At September 30, 2002 and December 31, 2001 securities available for sale with amortized cost of approximately $2,470,000 and $944,000, respectively, were pledged as collateral for public deposits and repurchase agreements.

All securities held by the Company at September 30, 2002 and December 31, 2001 were classified as available-for-sale.

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

Certain loans amounting to $1,900,517 at September 30, 2002 are pledged as collateral to the Federal Home Loan Bank of Atlanta.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is

See Notes to Consolidated Financial Statements

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Allowance for Loan Losses, continued

confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Property and equipment

Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

                                                               Years
                                                               -----
         Buildings and improvements                            5-40
         Furniture and equipment                                3-7

See Notes to Consolidated Financial Statements

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

Stock-based compensation

The Company accounts for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (issued in October
1995), but complies with the disclosure requirements set forth in the Statement, which include disclosing pro forma net income as if the fair value based method of accounting had been applied.

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

Income Taxes, continued

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

Comprehensive income

Annual comprehensive income reflects the change in the Company's equity during the year arising from transactions and events other than investment by and distributions to stockholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders' equity rather than as income or expense.

Financial instruments

Any derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.

In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

See Notes to Consolidated Financial Statements

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements


Note 1. Organization and Summary of Significant Accounting Policies, continued

Financial instruments, continued

The Bank does not utilize interest-rate exchange agreements or interest-rate futures contracts.

Note 2.  Loans Receivable

The major components of loans in the balance sheet at September 30, 2002 and December 31, 2001 are as follows (in thousands):

                                                               2002            2001
                                                            ---------       ---------
      Commercial                                            $  34,860       $  30,344
      Real estate:
               Construction and land development               44,862          41,314
               Residential, 1-4 families                       24,024          19,479
               Residential, 5 or more families                  4,230           3,734
               Farmland                                         1,517             908
               Non-farm, nonresidential                         2,107           1,461
      Agricultural                                              2,893           2,168
      Consumer                                                 13,435          13,737
      Obligations of states and political subdivisions             19              58
      Other                                                        36             247
                                                            ---------       ---------
                                                              127,983         113,450
      Unearned loan origination fees, net of costs               (236)           (207)
      Allowance for loan losses                                (1,597)         (1,329)
                                                            ---------       ---------
                                                            $ 126,150       $ 111,914
                                                            =========       =========

At September 30, 2002 and December 31, 2001 the Bank had nonaccrual loans totaling $542,974 and $453,723, respectively. Foreclosed, repossessed or idled properties amounted to $238,620 and $10,007 at September 30, 2002 and December 31, 2001, respectively.

See Notes to Consolidated Financial Statements

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements


Note 3.  Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2002 and 2001 is as follows:

                                                  2002               2001
                                               -----------       -----------
        Balance, beginning of period           $ 1,329,496       $ 1,005,000

        Provision charged to operations            422,000           274,000
        Recoveries of amounts charged off              927                 0
        Amounts charged off                       (155,345)          (52,956)
                                               -----------       -----------
        Balance, end of period                 $ 1,597,078       $ 1,226,044
                                               ===========       ===========

Note 4.  Property and Equipment

Components of Property and Equipment

Components of property and equipment and total accumulated depreciation at September 30, 2002 and December 31, 2001 are as follows:

                                                          2002             2001
                                                      -----------       -----------

Land and improvements                                 $   495,168       $   495,168
Buildings and improvements                              2,962,079         2,951,268
Furniture and equipment                                 1,445,527         1,417,082
                                                      -----------       -----------
     Property and equipment, total                      4,902,774         4,863,518

Less accumulated depreciation                            (683,346)         (453,494)
                                                      -----------       -----------
     Property and equipment, net of depreciation      $ 4,219,428       $ 4,410,024
                                                      ===========       ===========

Leases

The Bank leases its operations center, one branch facility, and the land for another branch under operating leases that commenced during 2000. The branch facility is leased from a related party with minimum monthly payments of $1,000. An additional branch facility is leased under a month to month arrangement accounted for as an operating lease at a rental of $1,750 per month. Future minimum lease payments under non-cancelable agreements are as follows:

          2002               $ 65,400
          2003                 42,000
          2004                 42,000
          2005                 27,000
          2006                  9,000
                             --------
                             $185,400

See Notes to Consolidated Financial Statements

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements


Note 4.  Property and Equipment,
         continued

Leases, continued

Rental expense was $73,319 and $60,240 for the first three quarters of 2002 and 2001, respectively.

Note 5.  Stock Options

On January 12, 1999, the Bank adopted a stock option plan which reserved up to 228,000 shares for the benefit of certain of the Bank's employees and directors. On May 15, 2001, the stockholders approved an amendment to the plan that reserved an additional 55,000 shares for a total of 283,000 shares. The Company assumed the Bank's stock option plan on August 20, 2002. Shares reserved under the plan are 50% attributable each to employees and directors and options granted to those groups are expected to be qualified incentive stock options and non-qualified options, respectively. Options granted under the plan are exercisable at no less than the fair market value of the Company's common stock at the date of grant, vesting according to the terms of each particular grant and expire in no more than ten years.

Note 6.            Defined Contribution Plan

The Company maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who are 21 years of age and have completed one year of service. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Company may make additional contributions at the discretion of the Board of Directors.

Note 7.  Commitments and Contingencies

Litigation

In the normal course of business the Company may be involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the financial statements.

Financial instruments with off-balance-sheet risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheet.

See Notes to Consolidated Financial Statements

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements


Note 7.  Commitments and Contingencies,
         continued

Financial instruments with off-balance-sheet risk, continued

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

Concentrations of credit risk, continued

 The Bank's primary focus is toward consumer and smaller business transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $1,000,000.

The Bank from time to time has cash and equivalents on deposit with financial institutions which exceed federally insured limits.

See Notes to Consolidated Financial Statements

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements


Note 7.  Commitments and Contingencies,
                  continued

Other commitments

The Company has entered into employment agreements with certain of its key officers covering duties, salary, benefits, provisions for termination and Company obligations in the event of merger or acquisition.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of September 30, 2002, that the Bank meets and exceeds all capital adequacy requirements to which it is subject.

See Notes to Consolidated Financial Statements

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements


Note 9.  Transactions with Related Parties

The Company has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The Bank also leases a branch facility from a related party. See Note 4 for more information.

See Notes to Consolidated Financial Statements

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company earned $390,010 or $0.28 basic net income per share for the nine months ended September 30, 2002. Total interest income amounted to $6,839,213 while interest expense of $3,137,628 resulted in net interest income of $3,701,585 for the year to date period. Provisions for loan losses charged to operations were $422,000 for the nine months ending September 30, 2002. Noninterest income and expenses amounted to $1,595,034 and $4,247,309, respectively for the period.

         Total assets at September 30, 2002 were $164,797,150, an increase of $27,536,497 or 20.1% over the total at December 31, 2001. The increase in assets was primarily due to the $14,236,043 growth in net loans and $14,369,300 growth in investment securities funded by deposit increases of $28,095,506.

Loans

         At September 30, 2002 the loan portfolio totaled $126,150,180 and represented 76.6% of total assets compared to $111,914,137 or 81.5% of total assets at December 31, 2001. The loan portfolio declined as a percentage of total assets because of the relatively faster growth of investment securities available for sale during the period. The loan-to-deposit ratios at September 30, 2002 and December 31, 2001 were 87.4% and 96.3%, respectively.

Investment Securities

         Securities available for sale totaled $18,429,037 at September 30, 2002 and $4,059,737 at December 31, 2001. Securities increased significantly because of the Bank's efforts to improve liquidity by increasing the number of customer deposit accounts and by more aggressively competing for certificates of deposit in its market area. At September 30, 2002 there were unrealized gains included in the carrying value of the available for sale securities of $355,012 compared to $113,970 at December 31, 2001.

Deposits

         Total deposits increased from $116,213,484 at December 31, 2001 to $144,308,990 at September 30, 2002, an increase of $28,095,506 or
         24.2%. The growth is attributable to the Bank's overall ability to attract and retain local customers resulting in additional customer accounts. As of September 30, 2002, the Bank had $30,162,247 in time deposits of $100,000 or more compared to $23,857,853 for December 31, 2001, an increase of $6,304,394 due to more competitive and favorable market rates being offered on time deposits.

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Stockholders' Equity and Capital Adequacy

         Total stockholders' equity was $15,106,810 at September 30, 2002, compared to $14,542,857 at December 31, 2001, an increase of $563,953. The increase is attributed to proceeds from the issuance of stock of $14,855, net earnings for the first three quarters of $390,010 and the change in the unrealized loss on available for sale securities of $159,088.

         The Bank's regulators define risk-based capital guidelines as "core," or Tier 1 capital, and "supplementary," or Tier 2 capital. Core capital consists of common stockholders' equity while "supplementary," or Tier 2 capital, consists of the allowance for loan losses, subject to certain limitations. These amounts are referred to collectively as total qualifying capital. Banks are expected to meet a minimum ratio of total qualifying capital to risk adjusted assets of 8.0%. The Bank's risk-based capital ratio exceeded 11% at September 30, 2002.

         In addition to the risk-based capital guidelines mentioned above, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio - or core capital to assets ratio - works in tandem with the risk-based capital guidelines. The minimum leverage ratios range from three to five percent. At September 30, 2002, the Bank's leverage capital ratio was in excess of 9%.

         Management is not presently aware of any current recommendations to the Bank by regulatory authorities, which if they were to be implemented, would have a material effect on the Bank's liquidity, capital resources, or operations.

Asset Quality and Allowance for Loan Losses

         Nonperforming assets include loans delinquent 90 days or more and still accruing, nonaccrual loans, restructured loans, other real estate owned, and other nonperforming assets. The Bank had nonaccrual loans of approximately $542,974, other real estate owned of $217,500 and other nonperforming assets of $11,175 at September 30, 2002. The Bank had nonperforming assets of $463,730 at December 31, 2001. The Bank had no loans outstanding that were delinquent 90 days or more and still accruing interest at September 30, 2002 and at December 31, 2001.

         The allowance for loan losses was $1,597,078 or 1.25% of outstanding loans at September 30, 2002 compared to $1,329,496 or 1.17% of outstanding loans at December 31, 2001.

         The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management's

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Asset Quality and Allowance for Loan Losses, continued

         evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes that the allowance for loan losses is adequate.

         While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in various conditions, including economic conditions, or the availability of more or different information. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Interest Rate Risk Management

         Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management continues to structure its assets and liabilities in an attempt to protect net interest income from large fluctuations associated with changes in interest rates. While the Bank continues to be asset-sensitive (meaning that more loans will reprice than deposits when market rates change), it mitigates a portion of the interest rate risk by making a portion of loans on a fixed-rate basis and by establishing floor interest rates in a portion of variable-rate loans. Being asset-sensitive means that a rate drop will impact earnings negatively and that a rate increase will impact earnings positively.

Forward-Looking Statements

         This document contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in the interest rate environment, management's business strategy, national, regional, and local market conditions and legislative and regulatory conditions.

         Readers should not place undue reliance on forward-looking statements, which reflect management's view only as to the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity

       The liquidity of a bank measures its access to or ability to raise funds. Sustaining adequate liquidity requires a bank to ensure the availability of funds to satisfy reserve requirements, loan demand, deposit withdrawals, and maturing liabilities while funding asset growth and producing appropriate earnings. Liquidity is provided through maturities and repayments of loans and investments, deposit growth, and access to sources of funds other than deposits, such as the federal funds market or other borrowing sources. The Bank's primary liquid assets are cash and due from banks, interest-bearing deposits with banks, federal funds sold and investment securities available for sale. At September 30, 2002, $2,000,000 of interest bearing deposits with banks was pledged against borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 2002, the ratio of liquid assets to total deposits was 22.5% compared to a ratio of 16.9% at December 31, 2001.


ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2002 to September 30, 2001
----------------------------------------------------------------------------

Overview

         The Company earned $390,010 or $0.28 basic net income per share for the nine months ended September 30, 2002 compared to $107,634 or $0.08 basic net income per share for the nine months ended September 30, 2001.

         The loan loss provision for the nine-month period ending September 30, 2002 was $422,000, compared to $274,000 for the nine months ended September 30, 2001. The increase in the provision for loan losses is the result of management's assessment of the Company's delinquency ratios, non-performing assets, charge-off history and number and composition of loans in the portfolio. Management also took into consideration current economic conditions and their current and anticipated effect on loan performance.

Net Interest Income

         Net interest income amounted to $3,701,585 for the first nine months of 2002, compared to $2,638,608 for the same nine-month period in 2001. Total interest income for the same period in 2002 was $6,839,213, of which $6,298,521 represented interest and fees earned on loans, compared to $6,101,941 in 2001. The increase in total and net interest income is attributable largely to the increase in the amount of loans made by the Bank during the interim period. Total interest

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Net Interest Income, continued

         expense was $3,137,628 for the nine months ended September 30, 2002, compared to $3,463,333 for the same period in 2001. The decline in total interest expense is attributable to a decline in market interest paid on interest bearing accounts and certificates of deposit as a result of a general decline in interest rates.

Non-interest Income

         Non-interest income was $1,595,034 for the nine months ended September 30, 2002, compared to $1,748,086 for the same period in 2001. This increase is due to several factors. Service charges on deposit accounts increased from $250,098 for the first nine months of 2001 to $409,192 for the first nine months of 2002 as increased deposit accounts generated additional fee income. For the current year to date period, mortgage origination fees and brokerage commission income contributed $825,480, and $172,583, compared to $557,779 and $124,279 during the period a year earlier. The increase in mortgage origination fees is related to an increase in the number and dollar volume of mortgages originated by the Bank.

Non-interest Expense

         Non-interest expense was $4,247,309 for the nine-month period ended September 30, 2002, compared to $3,254,430 for the same period in 2001. For the period, salaries and employee benefits amounted to $2,149,312, compared to $1,748,086 in 2001. Occupancy and equipment expense totaled $474,468 for the nine-month period ended September 30, 2002, compared to $305,448 for the same period in 2001. The increases in salaries and occupancy and premises expenses resulted in substantial part from the opening and staffing of the Bank's West Jefferson main office location in November 2001.

         Data processing costs amounted to $501,336 for the nine months ended September 30, 2002 and $377,467 for the nine months ended September 30, 2001. The increase is due to the increased number of customer accounts and volume of transactions. Advertising and marketing costs amounted to $100,420 for the nine months ended September 30, 2002 compared to $165,764 for the nine months ended September 30, 2001. The decrease results from a management decision to focus on certain marketing activities with the greatest impact, and because of the Bank's established presence in its market area.

Income Taxes

         A provision for income taxes in the amount of $237,300 was made for the nine months ended September 30, 2002. The provision for the first nine months of 2001 was $59,900. The additional provision for income taxes was due to the

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes, continued

         increase in year-to-date earnings in 2002 compared to earnings through the same period in 2001.


Comparison of the Three Months Ended September 30, 2002 and September 30, 2001
------------------------------------------------------------------------------

Overview

         The Company's net income for the three months ended September 30, 2002 was $46,891 or $0.03 basic net income per share compared to $96,418 or $0.07 basic net income per share for the same period of 2001. See "Non-interest Expense" below for an explanation of factors contributing to the decline in net income for the third quarter of 2002 compared to the same quarter in 2001.

         The loan loss provision for the three months ended September 30, 2002 was $198,000, compared to $121,000 for the same three-month period in 2001. The increase in the provision for loan losses is the result of management's assessment of the Company's delinquency ratios, non-performing assets, charge-off history and number and composition of loans in the portfolio. Management also took into consideration current economic conditions and their current and anticipated effect on loan performance.

Net Interest Income

         Net interest income amounted to $1,390,020 for the third quarter of 2002, compared to $960,522 for the same three-month period in 2001. Total interest income for the same period in 2002 was $2,464,412, compared to $2,199,983 in 2001. Interest and fees on loans amounted to $2,213,572 of total interest income for the third quarter in 2002 while interest income on federal funds sold totaled $54,494 for that quarter. The increase in total and net interest income is attributable largely to the increase in interest and fees on loans and interest on securities available for sale. Total interest expense was $1,074,392 for the three-month period ending September 30, 2002, compared to $1,239,461 for the same period in 2001. The decline in total interest expense is attributable to a decline in market interest paid on interest bearing accounts and certificates of deposit as a result of a general decline in interest rates.

Non-interest Income

         Non-interest income was $561,329 for the three months ending September 30, 2002, compared to $435,098 for the same period in 2001. This increase is due to several factors. Service charges on deposit accounts increased from $99,481 for

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-interest Income, continued

         the third quarter of 2001 to $135,923 for the third quarter of 2002 as increased deposit accounts generated additional fee income. Mortgage origination income accounted for $279,944 during the third quarter of 2002, an increase of $29,548 from the same quarter in 2001. Brokerage income from the Bank's subsidiary amounted to $60,205 for the third quarter compared to $53,280 in the prior year. Other non-interest income totaled $85,257 for the third quarter of 2002, compared to $31,941 for the third quarter of 2001.

Non-interest Expense

         Non-interest expense was $1,652,158 for the quarter ended September 30, 2002, compared to $1,124,802 for the quarter ended September 30, 2001. The increase in non-interest expense for the current quarter includes one-time charges amounting to $175,000 for a senior officer settlement agreement and $34,988 in losses resulting from non-lending activities. Salaries and employee benefits totaled $737,174 for the third quarter in 2002, compared to $654,807 for the same period in 2001. Expenses of premises and fixed assets increased to $170,605 from $99,814 in the third quarter of 2001. The increases in salaries and occupancy and premises expenses resulted in substantial part from the opening and staffing of the Bank's West Jefferson main office location in November 2001. Data processing costs amounted to $176,700 for the three months ended September 30, 2002 and $133,236 for the three months ended September 30, 2001. The increase is due to the increased number of customer accounts and volume of transactions. Advertising and marketing costs amounted to $34,540 for the three months ended September 30, 2002 compared to $41,234 for the three months ended September 30, 2001.

Income Taxes

         A provision for income taxes in the amount of $54,300 was made for the three months ended September 30, 2002 compared to a provision of $53,400 for the same period in 2001.

                       High Country Financial Corporation

Item 3.  Controls and Procedures

     (a) Within the 90-day period prior to the filing of this report, the company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

     (b) There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

High Country Financial Corporation

PART II. OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the security holders during the quarter ended September 30, 2002.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Reports on Form 8-K

          On July 31, 2002, the Bank filed with the FDIC on Form 8-K the announcement of the consummation of the reorganization of High Country Bank into the holding company form of organization pursuant to the Agreement and Plan of Share Exchange between the Bank and High Country Financial Corporation.

          On September 18, 2002, the Company filed with the SEC on Form 8-K the announcement of the consummation of the reorganization of High Country Bank into the holding company form of organization pursuant to the Agreement and Plan of Share Exchange between the Bank and High Country Financial Corporation.

          On September 18, 2002, the Company filed with the SEC on Form 8-K the announcement that David H. Harman resigned his position as a director of the Company and the Bank and was appointed Senior Vice President and Chief Financial Officer of the Company and the Bank. In addition, the Company announced that, effective July 1, 2002, Alan Jackson no longer served as Senior Vice President, Chief Operations Officer and Chief Financial Officer of the Company.

          (b)  Exhibits

          (3)(i) Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-A filed with the SEC on July 31, 2002.

          (3)(ii) Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 8-A filed with the SEC on July 31, 2002.

          4         Specimen Stock Certificate of High Country Financial
                    Corporation

          (10)(i) Employment Agreement with John M. Brubaker, incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1999.

          (10)(ii) Employment Agreement with Robert E. Washburn, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1999.

          (10)(iii) High Country Bank Stock Option Plan, as amended May 15, 2001 and as assumed by High Country Financial Corporation on August 20, 2002.

          (10)(iv) Lease Agreement between Delk Leasing and High Country Bank dated September 3, 1998 incorporated herein by reference to
                    Exhibit 10(vi) to the Form 10-KSB filed with the FDIC on March 30, 2000.

          (10)(v) Lease Agreement between Paul Brown Enterprises, Inc. and High Country Bank dated July 1, 2000 incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB filed with the FDIC on March 30, 2001.

          (10)(vi) Lease Agreement between B&D Associates and High Country Bank dated August 1, 2000 incorporated herein by reference to
                    Exhibit 10(vii) to the Form 10-KSB filed with the FDIC on March 30, 2001.

          (11)      Statement Regarding Computation of Per Share Earnings

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 High Country Financial Corporation
                                 (Registrant)



Date:  November 13, 2002         S/ David H. Harman
       -----------------         --------------------------------------------
                                 David H. Harman
                                 Senior Vice President & Chief Financial Officer

                                 CERTIFICATIONS

I, John M. Brubaker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of High Country Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                    S/ John M. Brubaker
      -----------------                    -------------------------------------
                                           John M. Brubaker
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

I, David H. Harman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of High Country Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                          /S/ David H. Harman
      -----------------                          -----------------------
                                                 David H. Harman
                                                 Senior Vice President &
                                                 Chief Financial Officer

                       High Country Financial Corporation


                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of High Country Financial Corporation (the "Company") certifies that the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:  November 13, 2002                               /S/ John M. Brubaker
                                                       --------------------

                                                       John M. Brubaker
                                                       President and CEO



Date:  November 13, 2002                               /S/ David H.Harman
                                                       ------------------
                                                       David H. Harman
                                                       Chief Financial Officer


*This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.