Form 10KSB
HIGH COUNTRY FINANCIAL CORP
filed 2003-03-28
CIK 1177182

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                       Commission file number. 000-1177182

                       HIGH COUNTRY FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

         North Carolina                              01-0731354
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)

             149 Jefferson Road
            Boone, North Carolina                      28607
   (Address of principal executive offices)          (Zip Code)

                                 (828) 265-4333
                (Issuer's telephone number, including area code)

Securities Registered Under Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Act: Common Stock, no par value
                                                           Title of Class

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No | |


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     State issuer's revenues for its most recent fiscal year. $11,635,430

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $12,135,035 based on the closing price of the common stock on March 7, 2003, which was $11.00 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,418,809 shares of common stock outstanding at March 17, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of High Country Financial Corporation for the year ended December 31, 2002 (the "2002 Annual Report"), are incorporated by reference into Parts I, II, and III.

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders of High Country Financial Corporation, to be held on May 13, 2003 (the "Proxy Statement"), are incorporated by reference into Part III.

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like "expect," "anticipate," "estimate" and "believe," variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank's markets, (2) changes in the interest rate environment,
(3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards,
(5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     High Country Financial Corporation (the "Company") was formed in 2002 to serve as the holding company for its sole subsidiary, High Country Bank (the "Bank"). The Company is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the bank holding company laws of North Carolina. The Company's office is located at 149 Jefferson Road, Boone, North Carolina 28607. The Company's principal source of income is earnings on investments. The Company's sole activity consists of owning the Bank. In addition, the Company will receive any dividends that are declared and paid by the Bank on its capital stock.

     The Bank was incorporated under the laws of North Carolina on November 13, 1998 and began operations on November 30, 1998 as a North Carolina chartered commercial bank. The Bank is engaged in general community-oriented commercial and consumer banking primarily in Watauga and Ashe Counties, North Carolina.

     The Bank makes business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products such as automobiles; unsecured consumer loans; commercial real estate loans; and other loans. The Bank's primary source of revenue is interest income from its lending activities. The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest on deposits and general and administrative expenses such as salaries, employee benefits, advertising and office occupancy.

     As a North Carolina-chartered bank, the Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation (the "FDIC") and the Commissioner of Banks, North Carolina Department of Commerce (the "Commissioner"). The Bank is further subject to certain regulations of the Federal Reserve governing reserves required to be maintained against deposits and other matters. The business and regulation of the Bank are also subject to legislative changes from time to time. See "Supervision and Regulation."

     The Company has no operations and conducts no business of its own other than owning the Bank. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

      The Bank's results of operations depend primarily on its net interest income, which is the difference between the interest income generated from interest-earning assets and the interest expense on interest-bearing liabilities. Net interest income is affected by both (i) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding during the period.

     The Bank's primary source of revenue is interest and fee income from its lending activities. These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate. The Bank's current lending strategy is to establish market share throughout Watauga and Ashe Counties, with an emphasis in Boone and West Jefferson. Loan growth has been steady since the Bank's inception in November 1998. At December 31, 2002, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $2.0 million.

     Interest and dividend income from investment activities generally provides the second largest source of income to the Bank after interest on loans. During 2002, the Bank maintained all of its excess liquidity in overnight investments and United States Government agency and mortgage-backed securities. This allowed the Bank to have maximum flexibility in funding loan demand.

     Deposits are the primary source of the Bank's funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, noninterest-bearing accounts, and fixed interest rate certificates with varying maturities.

     Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors. The Bank's savings deposits are obtained primarily from its primary market area. The Bank uses traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.

Subsidiaries

     The Bank is the subsidiary of the Company. In December 1998, High Country Bank formed High Country Securities, Inc., a North Carolina corporation and wholly-owned subsidiary of the Bank. High Country Securities began operations on February 8, 1999 and provides securities brokerage services to Bank customers and the public.

Market Area

     The Bank's primary market area consists of Watauga and Ashe Counties, North Carolina. The Bank's headquarters are located in Boone, the county seat of Watauga County, which along with the rest of the market area is situated in northwest North Carolina in the Blue Ridge Mountains. In Boone, the Bank has a limited-service office at 520 Church Road and full-service branch at 176 Shadowline Drive and two additional offices at 303 East Second Street and 1488 Mt. Jefferson Road in West Jefferson, North Carolina. The Bank's loans and deposits are primarily generated from the areas where its offices are located. It does not solicit deposits and loans outside its primary market area and does not use brokers to obtain deposits.

     The market area is bordered by Alleghany, Avery, Wilkes and Caldwell Counties. U.S. Highway 421 and U.S. Highway 321 run through the market area forming the gateway to the northwestern mountains of North Carolina. The banking industry plays an important role in the economy of the area. Continued growth in tourism, the second home and retirement markets, service industries, university expansions, and home based business all indicate a potential greater demand for banking services in the future.

Competition

     The Bank faces strong competition both in attracting deposits and making real estate and other loans. Direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. In its lending activities, the Bank competes with all other financial institutions as well as consumer finance companies, mortgage companies, and other lenders. The Bank also faces additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     North Carolina is the home of three of the largest commercial banks in the southeast, two of which have branches located in the Bank's market area. In addition to the branches of these super-regional institutions, approximately nine other commercial banks, thrift institutions, and credit unions operate with multiple offices in Watauga and Ashe Counties. At June 30, 2002, the Bank had a deposit market share of approximately 18.36% in Watauga County and 8.42% in Ashe County.

     The Bank competes for real estate loans with savings institutions, commercial banks, and mortgage banking companies. Interest rates, both on loans and deposits, and prices of fee-based services, are generally significant competitive factors among financial institutions. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and in the case of larger commercial customers, relative lending limits and the ability to offer cash management and other commercial banking services. Many of the Bank's competitors have greater resources, broader geographic markets and higher lending limits than the Bank, and they can offer more products and services and can better afford, and make more effective use of, media advertising, support services and electronic technology than can the Bank. To counter these competitive disadvantages, the Bank depends on its reputation as a community bank in the market area, its direct customer contact, its ability to make credit and other business decisions locally, and its personalized service.

Employees

     As of December 31, 2002, the Bank had 51 full-time employees and 11 part-time employees.

Supervision and Regulation

     Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank and any subsidiaries. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

     General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     As a result of the Company's ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

     Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

     Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2002.

     Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing Common Stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and
(iii) is not the subject of any unresolved supervisory issues.

     Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank.

     North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the applicable law and regulations).

     Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 31 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2002, the Bank was in compliance with this requirement.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last CRA examination which was conducted during June 2000.

     Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating);
(B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (c) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

     Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 or the acquiror will be the largest shareholder after the acquisition.

     Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed below).
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any "interested" director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

     Loans to One Borrower. The Bank is subject to the Commissioner's loans to one borrower limits which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

     Gramm-Leach-Bliley Act. Federal legislation adopted by Congress during 1999, the Gramm-Leach-Bliley Act (the "GLB Act"), has dramatically changed various federal laws governing the banking, securities, and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

     In general, the GLB Act (i) expands opportunities to affiliate with securities firms and insurance companies; (ii) overrides certain state laws that would prohibit certain banking and insurance affiliations; (iii) expands the activities in which banks and bank holding companies may participate; (iv) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; (v) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies; and
(vi) requires banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons.

     The GLB Act has expanded opportunities for the Bank to provide other services and obtain revenues in the future but, at present, it has not had a significant effect on our respective operations as they are presently conducted. However, this expanded authority also may present us with new challenges as we compete with larger financial institutions that expand their services and products into the same areas that are now feasible for smaller, community-oriented financial institutions. The economic effects of the GLB Act on the banking industry, and on competitive conditions in the financial services industry generally, may be profound.

     USA Patriot Act. In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through many means, including broadened anti-money laundering requirements. For example, by way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among banks, bank regulatory agencies, and law enforcement bodies to prevent money laundering. Additionally, Title III of the USA PATRIOT ACT imposes several affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

     Pursuant to Section 352 of the USA PATRIOT Act, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Also, Section 326 of the Act requires certain minimum standards with respect to customer identification and verification. Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Furthermore, effective December 25, 2001, financial institutions were prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

     Bank regulators are directed to consider a company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company auditing, corporate governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others have been and will be implemented over the coming months.

     In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies' reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

         The full impact of the Sarbanes-Oxley Act cannot be fully measured until the SEC completes its actions to implement the numerous provisions for which Congress has delegated implementation authority. The economic and operational effects of this new legislation on public companies, including the Company, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, the Company will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its market.

         Other. Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.

         The Bank is subject to examination by the FDIC and the Commissioner. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

ITEM 2. DESCRIPTION OF PROPERTY

At December 31, 2002, the Bank conducted its business from its main office in Boone, North Carolina, and its two other branch offices in Boone and two branch offices in West Jefferson, North Carolina. The following table sets forth certain information regarding the Bank's properties at December 31, 2002. Unless indicated otherwise, all properties are owned by the Bank.

                                                              Owned or Leased
                                                              ---------------
        Main Office
        149 Jefferson Road                                        Owned
        Boone, North Carolina 28607

        Operations Center                                        Leased
        516 New Market Boulevard, Suite 3
        Boone, North Carolina 28607

        Branch Office                                        Property Leased
        176 Shadowline Drive                                 Building Owned
        Boone, North Carolina 28607

        Limited-Service Office                                   Leased
        520 Church Road
        Boone, North Carolina 28607

        Branch Office                                            Leased
        303 East Second Street
        West Jefferson, North Carolina 28694

        Branch Office                                             Owned
        1488 Mt. Jefferson Road
        West Jefferson, North Carolina 28694

        Future Branch Expansion Office                            Owned
        199 Boone Heights Drive
        Boone, North Carolina 28607

     The total net book value of the Company's furniture, fixtures, leasehold improvements, and equipment at December 31, 2002 was $5,759,886. All properties are considered by the Company's management to be in good condition and adequately covered by insurance. Additional information about this property is set forth in Note 6 to the Financial Statements in the 2002 Annual Report, which note is incorporated herein by reference.

     Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until the time it is sold or otherwise disposed of by the Bank in an effort to recover its investment. At December 31, 2002, the Bank held three properties for sale that were acquired in settlement of loans.

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company may become involved in legal proceedings occurring in the ordinary course of business. However, subject to the uncertainties inherent in any litigation, management believes there currently are no pending or threatened proceedings that are reasonably likely to result in a material adverse change in the Company's financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002 to a vote of the stockholders of the Company.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There currently is a limited local trading market for the Company's common stock, and there can be no assurance that a more active market will develop. The Company's common stock is traded over-the-counter with quotations available on the National Daily Quotation Services "Bulletin Board" under the symbols "HGCF" and "HGCFU." There were approximately 1,600 stockholders of record as of March 17, 2003, not including the persons or entities whose stock is held in nominee or "street" name and by various banks and brokerage firms.

     Information required by this Item regarding over-the-counter quotations for the Company's common stock for the years ended December 31, 2002 and 2001 is set forth under the section captioned "Market for the Common Stock, Stock Prices and Dividends" in the Company's 2002 Annual Report, which section is incorporated by reference. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     See "ITEM 1. DESCRIPTION OF BUSINESS-Supervision and Regulation" above for regulatory restrictions which limit the ability of the Company to pay dividends. See "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" below for information on equity compensation plan information.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

     See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" in the Company's 2002 Annual Report, which section is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company and supplementary data set forth on pages 3 through 25 of the Company's 2002 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Information regarding (i) directors of the Company is set forth under the section captioned "Proposal I--Election of Directors -Nominees" on pages 4 through 6 of the Proxy Statement, (ii) executive officers of the Company is set forth under the section captioned "Proposal I--Election of Directors-Executive Officers" on page 8 of the Proxy Statement, and (iii) Section 16(a) compliance is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 4 of the Proxy Statement, all of which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     Information required by this Item is set forth under the section captioned "Proposal I--Election of Directors-Director Compensation" on pages 7 through 8 and "-Executive Compensation" on pages 8 through 13 of the Proxy Statement, all of which is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this Item is set forth under the sections captioned "Security Ownership of Certain Beneficial Owners" on pages 2 through 4 of the Proxy Statement, and "Executive Compensation - Equity Compensation Plan Information" on pages 8 through 13 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the section captioned "Certain Indebtedness and Transactions of Management" on page 13 of the Proxy Statement which is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

13(a)    Exhibits

         (3)(i) Articles of Incorporation of High Country Financial Corporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-A filed with the SEC on July 31, 2002.

         (3)(ii) Bylaws of High Country Financial Corporation, incorporated herein by reference to Exhibit 3(ii) to the Form 8-A filed with the SEC on July 31, 2002.

         4 Specimen Stock Certificate of High Country Financial Corporation, incorporated herein by reference to Exhibit 4 to the Form 10-QSB filed with the SEC on November 14, 2002.

         (10)(i) Employment Agreement with John M. Brubaker, incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1999.

         (10)(ii) Employment Agreement with Robert E. Washburn, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1999.

         (10)(iii)High Country Bank Stock Option Plan, as amended May 15, 2001, and as assumed by High Country Financial Corporation on August 20, 2002, incorporated herein by reference to Exhibit 10(iii) to the Form 10-QSB filed on November 14, 2002.

         (10)(iv) Lease Agreement between Paul Brown Enterprises, Inc. and High Country Bank dated July 1, 2000 incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB filed with the FDIC on March 30, 2001.

         (10)(v) Lease Agreement between B&D Associates and High Country Bank dated August 1, 2000 incorporated herein by reference to
                  Exhibit 10(vii) to the Form 10-KSB filed with the FDIC on March 30, 2001.

         (11)     Statement Regarding Computation of Per Share Earnings.

         (13)     2002 Annual Report, excluding page 2.

         (21)     Subsidiaries of the Company.

         (99) Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

13(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company's Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the Company's financial reporting process.

     The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Bank's management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HIGH COUNTRY FINANCIAL CORPORATION

                                 By:   /s/ John M. Brubaker
                                      ------------------------------------------
                                       John M. Brubaker
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                                Title                                 Date
---------                                -----                                 -----
 /s/ John M. Brubaker                    President, Chief Executive Officer    March 18, 2003
-------------------------                and Director
John M. Brubaker

 /s/ David H. Harman                     Senior Vice President and Chief       March 18, 2003
-------------------------                Financial Officer
David H. Harman

/s/ Robert E. Washburn                   Senior Vice President and Chief       March 18, 2003
-------------------------                Credit Officer
Robert E. Washburn

/s/ Joseph E. Eller                      Senior Vice President                 March 18, 2003
-------------------------
Joseph E. Eller

 /s/ Faye E. Cooper                      Director                              March 18, 2003
-------------------------
Faye E. Cooper

 /s/ John H. Councill                    Director                              March 18, 2003
-------------------------
John H. Councill

 /s/ Harry M. Davis                      Director                              March 18, 2003
-------------------------
Harry M. Davis

 /s/ James C. Furman                     Director                              March 18, 2003
-------------------------
James C. Furman

 /s/ Cecil M. Greene                     Director                              March 18, 2003
-------------------------
Cecil M. Greene

 /s/ Dale L. Greene                      Director                              March 18, 2003
-------------------------
Dale L. Greene

 /s/ Larry V. Hughes                     Director                              March 18, 2003
-------------------------
Larry V. Hughes

 /s/ Reba S. Moretz                      Director                              March 18, 2003
-------------------------
Reba S. Moretz

 /s/ C. Kenneth Wilcox                   Director                              March 18, 2003
-------------------------
C. Kenneth Wilcox

 /s/ Roger D. Wright                     Director                              March 18, 2003
-------------------------
Roger D. Wright

                                 CERTIFICATIONS

I, John M. Brubaker, certify that:

1. I have reviewed this annual report on Form 10-KSB of High Country Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003                        /s/ John M. Brubaker
                                           -------------------------------------
                                           John M. Brubaker
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

I, David H. Harman, certify that:

1. I have reviewed this annual report on Form 10-KSB of High Country Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003             /s/ David H. Harman
                                 -----------------------------------------------
                                 David H. Harman
                                 Senior Vice President & Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.                                 Description

Exhibit (11)         Statement Regarding Computation of Per Share Earnings

Exhibit (13)         High Country Financial Corporation 2002 Annual Report
                     to Stockholders, excluding page 2.

Exhibit (21)         Subsidiaries of the Company

Exhibit (99)         Certification of Periodic Financial Report Pursuant to
                     18 U.S.C. Section 1350