Form 10-Q
period 2003-05-13
HIGH COUNTRY FINANCIAL CORP
filed 2003-05-13
CIK 1177182

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
         FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
--------------------------------------------------------------------------------

(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 For the quarterly period ended March 31, 2003

     Transition Report Pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934 For the transition period from _________________ to
     ___________________.

                       Commission File Number 000-1177182

                       High Country Financial Corporation
                (Exact name of bank as specified in its charter)

                 North Carolina                                 01-0731354
                 --------------                                 ----------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                 organization)                               Identification No.)

       149 Jefferson Road
     Boone, North Carolina                                           28607
     ---------------------                                           -----
 (Address of principal office)                                    (Zip code)

Issuer's telephone number, including area code (828) 265-4333
                                                -------------


Check whether the issuer (1) filed all reports required to be filed under section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                      Common Stock, no par value 1,418,809
                      ------------------------------------
                          Outstanding at April 16, 2003

Transitional Small Business Disclosure Format (Check one) Yes __ No X



                       High Country Financial Corporation

                                      Index

                          Part I. Financial Information

Item 1.  Financial Statements                                                                Page
          Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002               1

          Consolidated Statements of Income for the three months ended March 31,
          2003 and 2002                                                                        2

          Consolidated Statements of Changes in Stockholders' Equity for the
           three months ended March 31, 2003 and 2002                                          3

          Consolidated Statements of Cash Flows for the three months ended March
           31, 2003 and 2002                                                                   4

          Notes to the Consolidated Financial Statements                                      5-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                12-15

Item 3.  Controls and Procedures                                                                16

                                         Part II. Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                                   17

Item 6.   Exhibits and Reports on Form 8-K                                                   17-18

          Signatures                                                                            19

          Certifications                                                                     20-22

                       High Country Financial Corporation
                           Consolidated Balance Sheets


                                                                  (Unaudited)            (Audited)
                                                                    March 31,           December 31,
                                                                     2003                   2002
                                                               -----------------      ----------------
ASSETS
Cash and due from banks                                          $  3,891,518         $  5,281,496
Interest-bearing deposits with banks                                2,002,015            2,001,742
Federal funds sold                                                  8,779,000           15,154,000
Investment securities available for sale                           13,853,019           13,130,236
Restricted equity                                                     409,600              267,700
securities
Loans, net of allowance for loan losses of $1,802,170 in
2003 and $1,712,350 in 2002                                       136,815,764          134,045,261
Property and equipment, net                                         5,711,083            5,759,886
Foreclosed assets, net                                                405,783              243,293
Accrued interest income                                               691,990              790,284
Other assets                                                          892,661              809,467
                                                                 ------------         ------------
     Total assets                                                $173,452,433         $177,483,365
                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand deposits                                                $ 14,495,460         $ 19,093,396
  Interest bearing demand deposits                                 33,865,256           31,128,815
  Savings                                                           2,565,966            2,530,731
  Money market accounts                                            19,840,271           22,666,627
  Certificates of deposit, $100,000 or more                        32,215,102           30,467,844
  Other time deposits                                              50,325,776           50,959,215
                                                                 ------------         ------------
     Total deposits                                               153,307,831          156,846,628

Securities sold under agreements to repurchase                      1,816,250            2,688,514
Notes Payable                                                       2,000,000            2,000,000
Accrued interest payable                                              154,912              151,589
Other liabilities                                                     463,487              346,861
                                                                 ------------         ------------
     Total liabilities                                            157,742,480          162,033,592
                                                                 ------------         ------------

Stockholders' Equity:
Preferred stock, no par value, 5,000,000 shares
     authorized; no shares issued and outstanding                        --                   --
Common stock, no par value, 20,000,000 shares
     authorized; 1,418,809 and 1,416,822 shares issued
         and outstanding for 2003 and 2002, respectively           14,427,899           14,427,899
Retained Earnings                                                   1,056,689              805,585
Accumulated comprehensive income                                      225,365              216,289
                                                                 ------------         ------------
Total stockholders' equity                                         15,709,953           15,449,773
                                                                 ------------         ------------
     Total liabilities and stockholders' equity                  $173,452,433         $177,483,365
                                                                 ============         ============

See Notes to Consolidated Financial Statements

                       High Country Financial Corporation
                        Consolidated Statements of Income
                      For the three months ended March 31,
                                   (Unaudited)


                                                                  2003                 2002
                                                                  ----                 ----
Interest income:
 Interest and fees on loans                                  $ 2,172,144          $ 2,000,705
 Interest on securities available for sale                       159,024               62,122
 Federal funds sold                                               31,971               51,237
                                                             -----------          -----------
   Total interest income                                       2,363,139            2,114,064
                                                             -----------          -----------

Interest expense:
  Certificates of deposit, $100,000 or more                      295,218              284,569
  Other deposits                                                 681,960              697,777
  Other borrowings                                                29,172               35,890
                                                             -----------          -----------
    Total interest expense                                     1,006,350            1,018,236
                                                             -----------          -----------

 Net interest income                                           1,356,789            1,095,828
 Provision for loan losses                                      (171,500)             (96,000)
                                                             -----------          -----------
 Net interest income after provision for loan losses           1,185,289              999,828
                                                             -----------          -----------


Noninterest income:
 Service charges on deposit accounts                             265,667              132,233
 Mortgage origination income                                     308,172              334,481
 Brokerage commissions and fees                                  113,370               47,404
 Other noninterest income                                        120,912               47,312
                                                             -----------          -----------
   Total noninterest income                                      808,121              561,430
                                                             -----------          -----------

Noninterest expense:
 Salaries and employee benefits                                  866,580              736,351
 Expenses of premises and  fixed assets                          169,377              158,507
 Outside services                                                244,586              204,833
 Other noninterest expense                                       297,276              262,983
                                                             -----------          -----------
    Total noninterest expense                                  1,577,819            1,362,674
                                                             -----------          -----------

Income before income taxes                                       415,591              198,584
Income tax provision                                             164,487               75,000
                                                             -----------          -----------

Net income                                                   $   251,104          $   123,584
                                                             ===========          ===========

Basic earnings per share                                     $       .18          $       .09
                                                             ===========          ===========
Diluted earnings per share                                   $       .17          $       .08
                                                             ===========          ===========

Weighted average shares outstanding:
  Basic                                                        1,418,809            1,417,434
                                                             ===========          ===========
  Diluted                                                      1,472,679            1,482,031
                                                             ===========          ===========

See Notes to Consolidated Financial Statements                                 2

                       High Country Financial Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                      For the three months Ended March 31
                                  (unaudited)

                                                  Common Stock                                      Accumulated           Total
                                                  ------------                   Retained          Comprehensive       Stockholders
            2003                          Shares               Amount            Earnings             Income              Equity
            ----                          ------               ------            --------             ------              ------
Balance at beginning of period           1,418,809          $14,427,899         %   805,585         $   216,289         $15,449,773
Net imcome                                                                          251,104                                 251,104
Change in unrealized gain on
securities available for sale,
net of tax effect                                                                                         9,076               9,076
                                         ---------          -----------         -----------         -----------         -----------
Balance at end of period                 1,418,809          $14,427,899         $ 1,056,689         $   225,365         $15,709,953
                                         =========          ===========         ===========         ===========         ===========



                                                  Common Stock                                      Accumulated           Total
                                                  ------------                   Retained          Comprehensive       Stockholders'
            2002                          Shares               Amount            Earnings             Income              Equity
            ----                          ------               ------            --------             ------              ------
Balance at beginning of period           1,416,822          $14,413,044         $    54,593         $    75,220          14,542,857

Net income                                                                          123,584                                 123,584

Change in unrealized gain on
securities available for sale,
Net of tax effect                                                                                       (16,283)            (16,283)
                                         ---------          -----------         -----------         -----------         -----------
Balance at end of period                 1,416,822          $14,413,044         $   178,177         $    58,937         $14,650,158
                                         =========          ===========         ===========         ===========         ===========


                       High Country Financial Corporation
                      Consolidated Statements of Cash Flows
                      For the three months ended March 31,
                                   (Unaudited)
                                                                        2003                  2002
                                                                        ----                  ----

Cash flows from operating activities:
  Net income                                                       $    251,104          $    123,584
  Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
  Depreciation and amortization, net of accretion on
     investment securities available for sale                            84,456                72,232
  Provision for loan losses                                             171,500                96,000
  Changes in other assets and liabilities:
     Accrued interest income and other assets                          (147,388)             (202,441)
     Accrued interest payable and other liabilities                     119,922               (47,692)
                                                                   ------------          ------------
     Net cash provided by (used in) operating activities                479,594                41,683
                                                                   ------------          ------------

Cash flows from investing activities:
  Net increase (decrease) in interest-bearing deposits
    with banks                                                             (273)            2,000,000
  Net (increase) decrease in federal funds sold                       6,375,000            (6,706,000)
  Loan (originations) principal repayments, net                      (2,942,003)           (4,214,682)
  Purchases of investment securities                                 (4,072,150)                    0
  Maturities, paydowns, and calls of securities                       3,343,702               460,725
  Purchase of restricted equity securities                             (141,900)                    0
  Capital expenditures for premises and equipment                       (20,887)              (18,549)
                                                                   ------------          ------------
      Net cash provided by (used in) investment activities            2,541,489            (8,478,506)
                                                                   ------------          ------------

Cash flows from financing activities:
  Increase (decrease) in deposits                                    (3,538,797)           10,382,255
  Increase (decrease) in Notes Payable                                        0            (2,000,000)
 (Decrease) in other borrowings                                        (872,264)             (582,121)
                                                                   ------------          ------------
      Net cash provided by (used in) financing activities            (4,411,061)            7,800,134
                                                                   ------------          ------------

      Net (decrease) in cash and cash equivalents                    (1,389,978)             (636,689)

Beginning cash and cash equivalents                                   5,281,496             4,827,479
                                                                   ------------          ------------

Ending cash and cash equivalents                                   $  3,891,518          $  4,190,790
                                                                   ============          ============

Supplemental cash flow disclosures:
  Cash paid during period for interest                             $  1,003,027          $  1,014,408
                                                                   ============          ============
  Cash paid during period for income taxes                         $     37,163          $     53,541
                                                                   ============          ============


                                                                               4
See Notes to Consolidated Financial Statements

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

High Country Financial Corporation was incorporated under the laws of the State of North Carolina for the purpose of becoming the bank holding company of High Country Bank (the "Bank"). The Company was organized to acquire and hold all of the outstanding common stock of the Bank. Articles of Share Exchange were filed on and the Bank's reorganization to holding company form was effective as of July 1, 2002. High Country Financial Corporation presently has no operations and conducts no business of its own other than owning the Bank. The Company became the holding company of the Bank on July 1, 2002; therefore, prior periods reflect the balance of the single bank, High Country Bank, and its wholly-owned subsidiary. These financial statements of High Country Financial Corporation are presented on a consolidated basis. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income or stockholders' equity.

High Country Bank was organized and incorporated under the laws of the State of North Carolina on November 13, 1998 and commenced operations on November 30, 1998. The Bank currently serves Watauga and Ashe Counties, North Carolina and surrounding areas through five banking offices. As a state chartered bank that is not a member of the Federal Reserve, the Bank is subject to regulation by the North Carolina State Banking Commission and the Federal Deposit Insurance Corporation.

High Country Securities, Inc. was organized and incorporated under the laws of the State of North Carolina on December 9, 1998. High Country Securities operates as a wholly owned subsidiary of High Country Bank and provides securities brokerage services to customers and the general public. High Country Securities was capitalized with $25,000 and commenced operations on February 8, 1999.

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

The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002.

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements



Note 1. Organization and Summary of Significant Accounting Policies, continued



Business Segments

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

Critical Accounting Policies

The notes to the Company's audited consolidated financial statements for the year ended December 31, 2002 contain a summary of the Company's significant accounting policies. Management believes the policies with respect to the methodology for determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

Stock-based Compensation

The Company accounts for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complies with the disclosure requirements set forth in SFAS No. 148, which include disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the quarters ended March 31, 2003 and 2002 is as follows:

                                                             March31,
                                                             --------
                                                     2003                2002
                                                     ----                ----
Compensation cost recognized in income for all
 stock-based compensation awards                  $       --         $       --
                                                  ==========         ==========
Pro forma net income(1)                           $  228,814         $   92,684
                                                  ==========         ==========
Pro forma earnings per common share(1)            $     0.16         $     0.06
                                                  ==========         ==========
Pro forma earnings per diluted share(1)           $     0.16         $     0.06
                                                  ==========         ==========

     (1) As if the fair value based method prescribed by SFAS No. 123 had been applied

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements




Note 1. Organization and Summary of Significant Accounting Policies, continued


Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and the subsidiary, which is wholly owned, herein collectively referred to as the Company. All significant, intercompany transactions and balances have been eliminated in consolidation.

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


Note 2.  Loans Receivable

The major components of loans in the balance sheet at March 31, 2003 and December 31, 2002 are as follows (in thousands):

                                                                 2003           2002
                                                                 ----           ----
      Commercial                                              $ 38,094       $ 37,755
      Real estate:
               Construction and land development                48,178         48,606
               Residential, 1-4 families                        26,999         25,262
               Residential, 5 or more families                   5,310          4,569
               Agricultural                                      3,166          3,003
               Non-farm, nonresidential                          2,769          2,179
                  Farmland                                       1,373          1,506
      Consumer                                                  12,699         13,036
      Obligations of states and political subdivisions              72             15
      Other                                                        189             65
      Unearned loan origination fees, net of costs                (231)         (239)

      Less : Allowance for loan losses                          (1,802)        (1,712)
                                                             ---------        -------
                                                             $ 136,816       $134,045
                                                             =========       ========

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements


Note 2. Loans Receivable, continued

At March 31, 2003 and December 31, 2002 the Company had nonaccrual loans totaling $2,183,126 and $668,789, respectively. Foreclosed, repossessed or idled properties amounted to $405,783 and $243,293 at March 31, 2003 and December 31, 2002, respectively.

Note 3. Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2003 and 2002 is as follows:

                                                     2003               2002
                                                     ----               ----
        Balance, beginning of period             $ 1,712,350       $ 1,329,496

        Provision charged to operations              171,500            96,000
        Recoveries of amounts charged off              1,230                 0
        Amounts charged off                          (82,910)          (24,441)
                                                   ---------         ---------
        Balance, end of period                    $1,802,170       $ 1,401,055
                                                  ==========       ===========


Note 4.  Property and Equipment

Components of Property and Equipment

Components of property and equipment and total accumulated depreciation at March 31, 2003 and December 31, 2002 are as follows:


                                                        2003            2002
                                                   -------------   -------------

Land and improvements                              $  1,456,824    $  1,456,825
Buildings and improvements                            3,608,733       3,603,934
Furniture and equipment                               1,474,749       1,458,662
                                                      ---------       ---------
     Property and equipment, total                    6,540,306       6,519,421

Less accumulated depreciation                          (829,223)       (759,535)
                                                   ------------    ------------
     Property and equipment, net of depreciation   $  5,711,083    $  5,759,886
                                                   ============    ============

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements


Note 4.           Property and Equipment, continued

Leases

The Company leases its operations center, one branch facility, and the land for another branch under operating leases that commenced during 2000. The branch facility is leased from a related party with minimum monthly payments of $1,000. An additional branch facility is leased under a month to month arrangement accounted for as an operating lease at a rental of $1,750 per month. Future minimum lease payments under non-cancelable agreements are as follows:


                               2003                    42,000
                               2004                    42,000
                               2005                    27,000
                               2006                    10,000
                                                   ----------
                                                   $  121,000
                                                   ==========

Rental expense was $22,925 and $24,365 for the first quarter of 2003 and 2002, respectively.

Note 5.  Stock Options

The Company adopted a stock option plan which reserved up to 228,000 shares for the benefit of certain of the Company's employees and directors. On May 15, 2001, the stockholders approved an amendment to the plan that reserves an additional 55,000 shares for a total of 283,000 shares. Shares reserved under the plan are 50% attributable each to employees and directors and options granted to those groups are expected to be qualified incentive stock options and non-qualified options, respectively. Options granted under the plan are exercisable at no less than the fair market value of the Company's common stock at the date of grant, vesting according to the terms of each particular grant and expire in no more than ten years.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances that the Company deems necessary.

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements



Note 7. Commitments and Contingencies, continued

Concentrations of credit risk

Substantially all of the Company's loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company's market area and such customers are generally depositors of the Company. The concentrations of credit by type of loan are set forth in Note 2. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

The Company's primary focus is toward consumer and smaller business transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $2,000,000.

The Company from time to time has cash and equivalents on deposit with financial institutions which exceed federally insured limits.

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

The Company also leases a branch facility from a related party. See Note 4 for more information.

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results for the Three Months ended March 31, 2003 and 2002

     The Company earned $251,104 or $0.18 basic net income per share for the three months ended March 31, 2003 compared to $123,584 or $0.09 basic net income per share for the first quarter of 2002. Total interest income amounted to $2,363,139 while interest expense of $1,006,350 resulted in net interest income of $1,356,789 for the quarter. This is an increase of $260,961 over the first quarter of 2002. Provision for loan losses charged to operations was $171,500 for the three months ending March 31, 2003 compared to $96,000 in the same period of 2002. Non-interest income and expenses amounted to $808,121 and $1,577,819, respectively for the first three months of 2003 and $561,430 and $1,362,674 for the same period in 2002.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

     Total assets at March 31, 2003 were $173,452,433, a decrease of $4,030,932 or 2.27% of the total at December 31, 2002. The decrease in assets was primarily due to the $7,764,705 decrease in cash and federal funds sold (which was offset somewhat by the $2,770,503 increase in loans) resulting from the decline in deposits of $3,538,797. See Deposits below for an explanation of this decline.

Loans

     At March 31, 2003 the loan portfolio totaled $136,815,764 and represented 78.9% of total assets compared to $134,045,261 or 75.5% of total assets at December 31, 2002. The loan-to-deposit ratios for March 31, 2003 and December 31, 2002 were 89.2% and 85.5%, respectively.

Investment Securities

     Securities available for sale totaled $13,853,019 at March 31, 2003 and $13,130,236 at December 31, 2002. At March 31, 2003 there were unrealized gains included in the carrying value of the available for sale securities of $341,462 compared to $325,211 at December 31, 2002.

Deposits

     Total deposits decreased from $156,846,628 at December 31, 2002 to $153,307,831 at March 31, 2003, a decline of $3,538,797 or 2.26%. The decline from the year end 2002 balance was due to the transitory nature of several large deposits made near the end of 2002. These deposits were related to business sales and other transactions that resulted in large sums being deposited for a short period of time. Despite this temporary peak and resulting decline from the peak

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Deposits, continued

     deposits continue to grow due to the Company's overall ability to attract and retain local customers.

     As of March 31, 2003, the Company had $32,215,102 in time deposits of $100,000 or more compared to $30,467,844 for December 31, 2002, an increase of $1,747,258.

Stockholders' Equity and Capital Adequacy

     Total stockholders' equity was $15,709,953 at March 31, 2003, compared to $15,449,773 at December 31, 2002, an increase of $260,180. The increase is attributed to net earnings for the first quarter of $251,104 and the change in the unrealized gain on available for sale securities of $9,076

     The Company's regulators define risk-based capital guidelines as "core," or Tier 1 capital, and "supplementary," or Tier 2 capital. Core capital consists of common stockholders' equity while "supplementary," or Tier 2 capital, consists of the allowance for loan losses, subject to certain limitations. These amounts are referred to collectively as total qualifying capital. Banks are expected to meet a minimum ratio of total qualifying capital to risk adjusted assets of 8.0%. The Company's total risk-based capital ratio exceeded 11% at March 31, 2003.

     In addition to the risk-based capital guidelines mentioned above, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio - or core capital to assets ratio - works in tandem with the risk-based capital guidelines. The minimum leverage ratios range from three to five percent. At March 31, 2003, the Company's leverage capital ratio was in excess of 9%.

     Management is not presently aware of any current recommendations to the company by regulatory authorities, which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

Asset Quality and Allowance for Loan Losses

     Nonperforming assets include loans delinquent 90 days or more and still accruing, nonaccrual loans, restructured loans, other real estate owned, and other nonperforming assets. Nonaccrual loans of approximately $2,183,000 and foreclosed assets of $405,783 are the Company's only nonperforming assets at March 31, 2003. The Company had nonperforming assets of $886,289 at December 31, 2002. The Company had no loans outstanding that were delinquent

                        High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Asset Quality and Allowance for Loan Losses, continued

     90 days or more and still accruing interest at March 31, 2003 and at December 31, 2002.

     The allowance for loan losses was $1,802,170 or 1.30% of outstanding loans at March 31, 2003 compared to $1,712,350 or 1.26% of outstanding loans at December 31, 2002.

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

     While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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



Forward-Looking Statements, continued

     number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Company's markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and
     (7) other risks and factors identified in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

Liquidity

     The liquidity of a bank measures its access to or ability to raise funds. Sustaining adequate liquidity requires a bank to ensure the availability of funds to satisfy reserve requirements, loan demand, deposit withdrawals, and maturing liabilities while funding asset growth and producing appropriate earnings. Liquidity is provided through maturities and repayments of loans and investments, deposit growth, and access to sources of funds other than deposits, such as the federal funds market or other borrowing sources. The Company's primary liquid assets are Cash and due from banks, Interest-bearing deposits with banks, Federal funds sold and Investment securities available for sale. At March 31, 2003, the ratio of liquid assets to total deposits was 18.6% compared to a ratio of 22.7% at December 31, 2002.

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

                       High Country FINANCIAL CORPORATION

PART II. OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the quarter ended March 31, 2003.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

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

     (10)(iii) High Country Bank Stock Option Plan, as amended May 15, 2001, and as assumed by High Country Financial Corporation on August 20, 2002, incorporated herein by reference to Exhibit 10(iii) to the Form 10-QSB filed on November 14, 2002.

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

     (99) Certification of Periodic Financial Report Pursuant to 18 U.S.C.
     Section 1350.

(b) Reports on Form 8-K

On February 10, 2003 the Company filed with the SEC on Form 8-K the announcement of an issuance of a newsletter to shareholders containing consolidated financial information for the fiscal year ended December 31, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




High Country Financial Corporation
----------------------------------
(Registrant)



May 8, 2003                                            /s/ David H. Harman
-----------                                            -------------------------
Date                                                   David H. Harman
                                                       Senior Vice President and
                                                       Chief Financial Officer

                                 CERTIFICATIONS

I, John M. Brubaker, certify that:
     1. I have reviewed this quarterly report on Form 10-QSB of High Country Financial Corporation;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 8, 2003                          /s/ John M.Brubaker
      -----------                          -------------------------------------
                                           John M. Brubaker
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

I, David H. Harman, certify that:
     1. I have reviewed this quarterly report on Form 10-QSB of High Country Financial Corporation;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003                                        /s/ David H. Harman
      -----------                                        -------------------
                                                         David H. Harman
                                                         Senior Vice President &
                                                         Chief Financial Officer