Form 10QSB
period 2003-06-30
HIGH COUNTRY FINANCIAL CORP
filed 2003-08-13
CIK 1177182

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

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________.

                       Commission File Number 000-1177182

                       High Country Financial Corporation
             (Exact name of registrant as specified in its charter)

             North Carolina                            01-0731354
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

         149 Jefferson Road
       Boone, North Carolina                             28607
   (Address of principal office)                       (Zip code)

         Company's telephone number, including area code (828) 265-4333

Check whether the issuer (1) filed all reports required to be filed under section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                      Common Stock, no par value 1,419,809
                          Outstanding at July 24, 2003

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                       High Country Financial Corporation

                                      Index

                          Part I. Financial Information

Item 1. Financial Statements                                                Page

          Consolidated Balance Sheets as of June 30, 2003 and
          December 31, 2002                                                  1

          Consolidated Statements of Income for the six months ended
          June 30, 2003 and 2002                                             2

          Consolidated Statements of Income for the three months ended
          June 30, 2003 and 2002                                             3

          Consolidated Statements of Changes in Stockholders' Equity
          for the six months ended June 30, 2003 and 2002                    4

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2003 and 2002                                       5

          Notes to the Consolidated Financial Statements                    6-12

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              13-18

Item 3. Controls and Procedures                                              19

                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders                  20

Item 6. Exhibits and Reports on Form 8-K                                   20-21

        Signatures                                                           22

                       High Country Financial Corporation
                           Consolidated Balance Sheets

                                                              (Unaudited)        (Audited)
                                                                June 30,        December 31,
                                                                  2003               2002
                                                              ------------      ------------
ASSETS
Cash and due from banks                                       $  6,376,269      $  5,281,496
Interest-bearing deposits with banks                             2,005,601         2,001,742
Federal funds sold                                               3,979,000        15,154,000
Investment securities available for sale                        12,053,724        13,130,236
Restricted equity securities                                       409,600           267,700
Loans, net of allowance for loan losses of $1,909,889 in
2003 and $1,712,350 in 2002                                    145,408,631       134,045,261
Property and equipment, net                                      5,693,771         5,759,886
Foreclosed assets, net                                             156,553           243,293
Accrued interest income                                            711,165           790,284
Other assets                                                       915,785           809,467
                                                              ------------      ------------
     Total assets                                             $177,710,099      $177,483,365
                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand deposits                                             $ 15,794,526      $ 19,093,396
  Interest bearing demand deposits                              37,927,105        31,128,815
  Savings                                                        2,642,881         2,530,731
  Money market accounts                                         18,962,006        22,666,627
  Certificates of deposit, $100,000 or more                     32,090,759        30,467,844
  Other time deposits                                           49,357,230        50,959,215
                                                              ------------      ------------
     Total deposits                                            156,774,507       156,846,628

Securities sold under agreements to repurchase                   2,504,157         2,688,514
Notes payable                                                    2,000,000         2,000,000
Accrued interest payable                                           136,709           151,589
Other liabilities                                                  338,068           346,861
                                                              ------------      ------------
     Total liabilities                                         161,753,441       162,033,592
                                                              ------------      ------------

Stockholders' equity:
Preferred stock, no par value, 5,000,000 shares
     authorized; no shares issued and outstanding                       --                --
Common stock, no par value, 20,000,000 shares
     authorized; 1,419,809 and 1,418,809 shares issued
         and outstanding for 2003 and 2002, respectively        14,444,574        14,427,899
Retained earnings                                                1,309,220           805,585
Accumulated comprehensive income                                   202,864           216,289
                                                              ------------      ------------
Total stockholders' equity                                      15,956,658        15,449,773
                                                              ------------      ------------
     Total liabilities and stockholders' equity               $177,710,099      $177,483,365
                                                              ============      ============


See Notes to Consolidated Financial Statements                                 1

                       High Country Financial Corporation
                        Consolidated Statements of Income
                        For the six months ended June 30,
                                   (Unaudited)

                                                             2003            2002
                                                             ----            ----
Interest income:
 Interest and fees on loans                               $4,442,316      $4,084,950
 Interest on securities available for sale                   298,362         170,762
 Federal funds sold                                           58,647         119,089
                                                          ----------      ----------
   Total interest income                                   4,799,325       4,374,801
                                                          ----------      ----------

Interest expense:
  Certificates of deposit, $100,000 or more                  594,314         584,515
  Other deposits                                           1,347,327       1,407,727
  Other borrowings                                            61,262          70,994
                                                          ----------      ----------
    Total interest expense                                 2,002,903       2,063,236
                                                          ----------      ----------

 Net interest income                                       2,796,422       2,311,565
 Less: Provision for loan losses                             382,500         224,000
                                                          ----------      ----------
 Net interest income after provision for loan losses       2,413,922       2,087,565
                                                          ----------      ----------

Noninterest income:
 Service charges on deposit accounts                         541,516         273,269
 Mortgage origination income                                 625,925         545,536
 Brokerage commissions and fees                              188,681         112,379
 Other noninterest income                                    257,989         102,521
                                                          ----------      ----------
   Total noninterest income                                1,614,111       1,033,705
                                                          ----------      ----------

Noninterest expense:
 Salaries and employee benefits                            1,751,814       1,412,138
 Expenses of premises and fixed assets                       349,356         303,862
 Outside services                                            510,420         419,331
 Other noninterest expense                                   595,149         459,820
                                                          ----------      ----------
    Total noninterest expense                              3,206,739       2,595,151
                                                          ----------      ----------

Income before income taxes                                   821,294         526,119
Less: Income tax provision                                   317,659         183,000
                                                          ----------      ----------

Net income                                                $  503,635      $  343,119
                                                          ==========      ==========

Basic earnings per share                                  $      .36      $      .24
                                                          ==========      ==========
Diluted earnings per share                                $      .34      $      .23
                                                          ==========      ==========

Weighted average shares outstanding:
  Basic                                                    1,418,933       1,416,822
                                                          ==========      ==========
  Diluted                                                  1,478,650       1,497,051
                                                          ==========      ==========


See Notes to Consolidated Financial Statements                                 2

                       High Country Financial Corporation
                        Consolidated Statements of Income
                       For the three months ended June 30,
                                   (Unaudited)

                                                            2003           2002
                                                            ----           ----
Interest income:
 Interest and fees on loans                              $2,270,172     $2,084,245
 Interest on securities available for sale                  139,338        108,641
 Federal funds sold                                          26,676         67,852
                                                         ----------     ----------
   Total interest income                                  2,436,186      2,260,738
                                                         ----------     ----------

Interest expense:
  Certificates of deposit, $100,000 or more                 299,096        299,947
  Other deposits                                            665,367        709,949
  Other borrowings                                           32,089         35,104
                                                         ----------     ----------
    Total interest expense                                  996,552      1,045,000
                                                         ----------     ----------

 Net interest income                                      1,439,634      1,215,738
 Less: Provision for loan losses                            211,000        128,000
                                                         ----------     ----------
 Net interest income after provision for loan losses      1,228,634      1,087,738
                                                         ----------     ----------

Noninterest income:
 Service charges on deposit accounts                        275,849        141,036
 Mortgage origination income                                317,753        211,054
 Brokerage commissions and fees                              75,312         64,974
 Other noninterest income                                   137,076         55,210
                                                         ----------     ----------
   Total noninterest income                                 805,990        472,274
                                                         ----------     ----------

Noninterest expense:
 Salaries and employee benefits                             885,234        675,787
 Expenses of premises and  fixed assets                     179,980        145,354
 Outside services                                           265,835        197,774
 Other noninterest expense                                  297,872        213,562
                                                         ----------     ----------
    Total noninterest expense                             1,628,921      1,232,477
                                                         ----------     ----------

Income before income taxes                                  405,703        327,535
Less: Income tax provision                                  153,172        108,000
                                                         ----------     ----------

Net income                                               $  252,531     $  219,535
                                                         ==========     ==========

Basic earnings per share                                 $      .18     $      .15
                                                         ==========     ==========
Diluted earnings per share                               $      .17     $      .15
                                                         ==========     ==========

Weighted average shares outstanding:
  Basic                                                   1,419,056      1,416,822
                                                         ==========     ==========
  Diluted                                                 1,496,857      1,497,051
                                                         ==========     ==========


See Notes to Consolidated Financial Statements                                 3

                       High Country Financial Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                        For the six months ended June 30,
                                   (Unaudited)

                                                                                              Accumulated        Total
                                                      Common Stock               Retained    Comprehensive   Stockholders'
               2003                             Shares           Amount          Earnings        Income         Equity
               ----                             ------           ------          --------        ------         ------
Balance at beginning of period                 1,418,809      $ 14,427,899      $  805,585      $216,289      $15,449,773
Net income                                                                         503,635                        503,635
Change in unrealized gain on securities
    available for sale, net of tax effect                                                        (13,425)         (13,425)
Shares issued for options and
    warrants exercised                             1,000            16,675                                         16,675
                                              ----------      ------------      ----------      --------      -----------

Balance at end of period                       1,419,809      $ 14,444,574      $1,309,220      $202,864      $15,956,658
                                              ==========      ============      ==========      ========      ===========

                                                                                              Accumulated        Total
                                                      Common Stock               Retained    Comprehensive   Stockholders'
               2002                             Shares           Amount          Earnings        Income         Equity
               ----                             ------           ------          --------        ------         ------
Balance at beginning of period                 1,416,822      $ 14,413,044      $   54,593      $ 75,220      $14,542,857
Net income                                                                         343,119                        343,119
Change in unrealized gain on securities
    available for sale, net of tax effect                                                        125,791          125,791
                                              ----------      ------------      ----------      --------      -----------

Balance at end of period                       1,416,822      $ 14,413,044      $  397,712      $201,011      $15,011,767
                                              ==========      ============      ==========      ========      ===========


See Notes to Consolidated Financial Statements                                 4

                       High Country Financial Corporation
                      Consolidated Statements of Cash Flows
                        For the six months ended June 30,
                                   (Unaudited)

                                                                    2003              2002
                                                                    ----              ----
Cash flows from operating activities:
Net income                                                     $    503,635      $    343,119
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Depreciation and amortization, net of accretion on
       investment securities available for sale                     196,522           148,808
    Provision for loan losses                                       382,500           224,000
    Changes in other assets and liabilities:

       Accrued interest income and other assets                      66,457          (205,761)
       Accrued interest payable and other liabilities               (23,673)         (250,035)
                                                               ------------      ------------
       Net cash provided by (used in) operating activities        1,125,441           260,131
                                                               ------------      ------------

Cash flows from investing activities:
 Net (increase) decrease in int-bearing dep with banks               (3,859)        2,000,000
 Net (increase) decrease in federal funds sold                   11,175,000        (3,937,000)
 Loan (originations) principal repayments, net                  (11,745,871)       (7,085,145)
 Purchases of investment securities                              (4,072,150)       (8,173,096)
 Maturities, paydowns, and calls of investment securities         5,080,890           889,689
 Purchase of restricted equity securities                          (141,900)          (67,700)
 Capital expenditures for premises and equipment                    (82,977)          (24,297)
                                                               ------------      ------------
      Net cash provided by (used in) investment activities          209,133       (16,397,549)
                                                               ------------      ------------

Cash flows from financing activities:
 Increase (decrease) in deposits                                    (72,120)       17,431,257
 Increase (decrease) in other borrowings                           (184,356)       (1,293,850)
 Proceeds from sale of common stock                                  16,675                 0
                                                               ------------      ------------
      Net cash provided by (used in) financing activities          (239,801)       16,137,407
                                                               ------------      ------------

      Net increase (decrease) in cash and cash equivalents        1,094,773               (11)

Beginning cash and cash equivalents                               5,281,496         4,827,479
                                                               ------------      ------------

Ending cash and cash equivalents                               $  6,376,269      $  4,827,468
                                                               ============      ============

Supplemental cash flow disclosures:
  Cash paid during period for interest                         $  2,017,783      $  2,058,673
                                                               ============      ============
  Cash paid during period for income taxes                     $    347,163      $    237,541
                                                               ============      ============


See Notes to Consolidated Financial Statements                                 5

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

The financial statements of the Company are presented on a consolidated basis. All significant, intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002.

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

Stock-based Compensation

The Company accounts for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complies with the disclosure requirements set forth in SFAS No. 148, which include disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the six months ended June 30, 2003 and 2002 is as follows:

                                                               June 30,
                                                       -------------------------
                                                          2003           2002
                                                       ----------     ----------
      Compensation cost recognized in income for all
        stock-based compensation awards                $       --     $       --
                                                       ==========     ==========
      Pro forma net income(1)                          $  458,642     $  281,317
                                                       ==========     ==========
      Pro forma earnings per common share(1)           $     0.32     $     0.20
                                                       ==========     ==========
      Pro forma earnings per diluted share(1)          $     0.31     $     0.19
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

Note 2. Loans Receivable

The major components of loans in the balance sheet at June 30, 2003 and December 31, 2002 are as follows (in thousands):

                                                              2003           2002
                                                              ----           ----
      Commercial                                           $  41,587      $  37,755
      Real estate:
               Construction and land development              48,976         48,606
               Residential, 1-4 families                      29,142         25,262
               Residential, 5 or more families                 6,794          4,569
               Agricultural                                    4,035          3,003
               Non-farm, nonresidential                        2,891          2,179
               Farmland                                        1,423          1,506
      Consumer                                                12,504         13,036
      Obligations of states and political subdivisions            72             15
      Other                                                      158             65
      Unearned loan origination fees, net of costs              (263)          (239)
      Less : Allowance for loan losses                        (1,910)        (1,712)
                                                           ---------      ---------
                                                           $ 145,409      $ 134,045
                                                           =========      =========

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 2. Loans Receivable, continued

At June 30, 2003 and December 31, 2002 the Company had nonaccrual loans totaling $3,124,553 and $668,789 respectively. Foreclosed, repossessed or idled properties amounted to $156,553 and $243,293 at June 30, 2003 and December 31, 2002 respectively.

Note 3. Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the six months ended June 30, 2003 and 2002 is as follows:

                                                      2003             2002
                                                      ----             ----
      Balance, beginning of period                $ 1,712,350      $ 1,329,496

      Provision charged to operations                 382,500          224,000
      Recoveries of amounts charged off                 6,314               27
      Amounts charged off                            (191,275)         (79,441)
                                                  -----------      -----------
      Balance, end of period                      $ 1,909,889      $ 1,474,082
                                                  ===========      ===========

Note 4. Property and Equipment

Components of Property and Equipment

Components of property and equipment and total accumulated depreciation at June 30, 2003 and December 31, 2002 are as follows:

                                                          2003          2002
                                                          ----          ----
      Land and improvements                           $ 1,456,825   $ 1,456,825
      Buildings and improvements                        3,608,398     3,603,934
      Furniture and equipment                           1,537,175     1,458,662
                                                      -----------   -----------
        Property and equipment, total                   6,602,398     6,519,421

      Less accumulated depreciation                      (908,627)     (759,535)
                                                      -----------   -----------
        Property and equipment, net of depreciation   $ 5,693,771   $ 5,759,886
                                                      ===========   ===========

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 4. Property and Equipment, continued

Leases

The Company leases its operations center, one branch facility, and the land for another branch under operating leases that commenced during 2000. The branch facility is leased from a related party with minimum monthly payments of $1,000. An additional branch facility is leased under a month to month arrangement accounted for as an operating lease at a rental of $1,100 per month. Future minimum lease payments under non-cancelable agreements are as follows:

                      2003              $   42,000
                      2004                  42,000
                      2005                  27,000
                      2006                  10,000
                                        ----------
                                        $  121,000
                                        ==========

Rental expense was $54,832 and $49,450 for the first two quarters of 2003 and 2002, respectively.

Note 5. Stock Options

The Company adopted a stock option plan that reserved up to 228,000 shares for the benefit of certain of the Company's employees and directors. On May 15, 2001, the stockholders approved an amendment to the plan that reserves an additional 55,000 shares for a total of 283,000 shares. Shares reserved under the plan are 50% attributable each to employees and directors and options granted to those groups are expected to be qualified incentive stock options and non-qualified options, respectively. Options granted under the plan are exercisable at no less than the fair market value of the Company's common stock at the date of grant, vesting according to the terms of each particular grant and expire in no more than ten years.

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

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company earned $503,635 or $0.36 basic net income per share for the six months ended June 30, 2003. Total interest income amounted to $4,799,325 while interest expense of $2,002,903 resulted in net interest income of $2,796,422 for the year to date period. Provisions for loan losses charged to operations were $382,500 for the six months ending June 30, 2003. Noninterest income and expenses amounted to $1,614,111 and $3,206,739, respectively for the period.

      Total assets at June 30, 2003 were $177,710,099, an increase of $226,734 or .13% over the total at December 31, 2002. While loan growth remained strong producing an increase in net loans of $11,363,370 over the December 31, 2002 balance, total deposits decreased by $72,121. See Deposits below for an explanation of this decline. The growth in loans was funded by a reduction in Federal funds sold and investments.

Loans

      At June 30, 2003 the loan portfolio, net of allowance for loan losses, totaled $145,408,631 and represented 81.8% of total assets compared to $134,045,261 or 75.5% of total assets at December 31, 2002. The loan-to-deposit ratios for June 30, 2003 and December 31, 2002 were 92.7% and 85.5%, respectively.

Investment Securities

      Securities available for sale totaled $12,053,724 at June 30, 2003 and $13,130,236 at December 31, 2002. At June 30, 2003 there were unrealized gains included in the carrying value of the available for sale securities of $307,371 compared to $327,711 at December 31, 2002. There were no sales of securities during the six months ended June 30, 2003 and 2002.

Deposits

      Total deposits decreased from $156,846,628 at December 31, 2002 to $156,774,507 at June 30, 2003, a decrease of $72,121 or .05%. The decline from the year end 2002 balance was due to the transitory nature of several large deposits made near the end of 2002. These deposits were related to business sales and other transactions that resulted in large sums being deposited for a short period of time. Despite this temporary peak and resulting decline, the decrease of $3,538,797 reported at March 31, 2003 from the year-end balance was almost made up in the second quarter due to the Company's ability to attract and retain local customers. As of June 30, 2003, the Company had $32,090,759 in time deposits of $100,000 or more compared to $30,467,844 for December 31, 2002, an increase of $1,622,915.

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Stockholders' Equity and Capital Adequacy

      Total stockholders' equity was $15,956,658 at June 30, 2003, compared to $15,449,773 at December 31, 2002, an increase of $506,855. The increase is attributed to net earnings for the first two quarters of $503,635, the reduction in the unrealized gain on available for sale securities of $13,425 and the exercise of stock options and warrants for $16,675.

      The Company's regulators define risk-based capital guidelines as "core," or Tier 1 capital, and "supplementary," or Tier 2 capital. Core capital consists of common stockholders' equity while "supplementary," or Tier 2 capital, consists of the allowance for loan losses, subject to certain limitations. These amounts are referred to collectively as total qualifying capital. Banks are expected to meet a minimum ratio of total qualifying capital to risk adjusted assets of 8.0%. The Company's total risk-based capital ratio was 10.98% at June 30, 2003.

      In addition to the risk-based capital guidelines mentioned above, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio, or core capital to assets ratio, works in tandem with the risk-based capital guidelines. The minimum leverage ratios range from three to five percent. At June 30, 2003, the Company's leverage capital ratio was 8.95%.

      Management is not presently aware of any current recommendations to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

Asset Quality and Allowance for Loan Losses

      Nonperforming assets include loans delinquent 90 days or more and still accruing, nonaccrual loans, restructured loans, other real estate owned, and other nonperforming assets. Nonaccrual loans of approximately $3,124,500 and foreclosed assets of $156,553 are the Company's only nonperforming assets at June 30, 2003. The Company had nonperforming assets of $886,289 at December 31, 2002. The Company had no loans outstanding that were delinquent 90 days or more and still accruing interest at June 30, 2003 and at December 31, 2002.

      The allowance for loan losses was $1,909,889 or 1.30% of outstanding loans at June 30, 2003 compared to $1,712,350 or 1.26% of outstanding loans at December 31, 2002.

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Asset Quality and Allowance for Loan Losses, continued

      The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management's evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration given to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes that the allowance for loan losses is adequate.

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

Liquidity

      The liquidity of a bank measures its access to or ability to raise funds. Sustaining adequate liquidity requires a bank to ensure the availability of funds to satisfy reserve requirements, loan demand, deposit withdrawals, and maturing liabilities while funding asset growth and producing appropriate earnings. Liquidity is provided through maturities and repayments of loans and investments, deposit growth, and access to sources of funds other than deposits, such as the federal funds market or other borrowing sources. The Company recently signed an Agreement for Advances and Security Agreement with Blanket Floating Lien with The Federal Home Loan Bank of Atlanta with a current borrowing capacity of approximately 30 million dollars. The Company's primary liquid assets are cash and due from banks, federal funds sold and Investment securities available for sale. At June 30, 2003, the ratio of liquid assets to total deposits was 15.6% compared to a ratio of 22.7% at December 31, 2002.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2003 to June 30, 2002

Overview

      The Company earned $503,635 or $0.36 basic net income per share for the six months ended June 30, 2003 compared to $343,119 or $0.24 basic net income per share for the six months ended June 30, 2002.

      The loan loss provision for the six-month period ending June 30, 2003 was $382,500 compared to $224,000 for the same period ended June 30, 2002. The Company's management has set aside reserves to ensure that the allowance for loan losses as a percentage of total loans was reasonable in relation to other banks in its peer group. The current provision reflects management's current analysis of the loan portfolio.

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Six Months Ended June 30, 2003 to June 30, 2002, continued

Net Interest Income

      Net interest income for the first six months of 2003 increased by $484,857 over the same period in 2002. Interest income increased by $424,524 while interest expense decreased by $60,333. Interest paid on certificates of deposit greater than $100,000 increased by $9,799 from the same period a year ago.

Non-interest Income

      Non-interest income was $1,614,111 at June 30, 2003 compared to $1,033,705 at June 30, 2002. Service charges on deposit accounts amounted to $541,516 for the first six months of 2003 and $273,269 for the same period of 2002. This increase is due to fees from the overdraft protection program for deposit customers that was implemented late in the fourth quarter of 2002. For the current year to date period mortgage origination fees and brokerage commission income contributed $625,925, and $188,681, compared to $545,536 and $112,379 in the period a year earlier.

Non-interest Expense

      Non-interest expense was $3,206,739 for the six-month period ended June 30, 2003. Salaries and employee benefits increased by $339,676 over the same period in 2002. Occupancy and equipment expense increased by $45,494. Data processing costs and advertising and marketing costs amounted to $360,584 and $62,859, respectively for 2003 and $324,636 and $65,880 in
      2002.

Income Taxes

      A provision for income taxes in the amount of $317,659 was made for the six months ended June 30, 2003. The provision for the first six months of 2002 was $183,000.

Comparison of the Three Months Ended June 30, 2003 and June 30, 2002

Overview

      The Company's net income for the three months ended June 30, 2003 was $252,531 or $0.18 basic net income per share compared to $219,535 or $0.15 basic net income per share for the same period of 2002.

      The loan loss provision for the second quarter of 2003 was $211,000 compared to $128,000 for the second quarter of 2002. Management has set aside reserves to

                       High Country Financial Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended June 30, 2003 and June 30, 2002, continued

      ensure that the allowance for loan losses as a percentage of total loans was reasonable in relation to other banks in its peer group. The current provision reflects management's current analysis of the loan portfolio.

Net Interest Income

      Net interest income for the first three months of 2003 increased by $223,896 over the same period in 2002. Interest income increased by $175,448 while interest expense decreased by $48,448. Interest paid on certificates of deposit greater than $100,000 decreased by $851 from the same period a year ago.

Non-interest Income

      Non-interest income was $805,990 for the three months ending June 30, 2003 up from $472,274 in 2002. Service charge income amounted to $275,849 an increase of $134,813 over 2002. This increase is due to fees from the overdraft protection program for deposit customers that was implemented late in the fourth quarter of 2002. Mortgage origination income accounted for $317,753 during the quarter compared to $211,054 in 2002.

Non-interest Expense

      Non-interest expense was $1,628,921 for the quarter ended June 30, 2003 compared to $1,232,477 for the quarter ended June 30, 2002. Salaries and employee benefits increased by $209,447 over the same period in 2002. Expenses of premises and fixed assets amounted to $179,980 for 2003 and $145,354 for 2002. Data processing fees amounted to $175,982 in 2003 and $158,864 in the same quarter of 2002. Additionally, advertising and marketing expenses totaled $39,059 and $25,635 for the second quarter of 2003 and 2002 respectively.

Income Taxes

      A provision for income taxes in the amount of $153,172 was made for the three months ended June 30, 2003. The provision for income taxes for the same period in 2002 was $108,000.

                       High Country Financial Corporation

Item 3.   Controls and Procedures

(A) As of the end of the period covered by this Report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

(B) There have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                       High Country Financial Corporation

HIGH COUNTRY FINANCIAL CORPORATION

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The following matters were submitted to a vote of security holders of the Company during the annual meeting on May 13, 2003 and were approved by the votes listed below:

            1. To elect four persons who will serve as directors of the Company until the 2006 Annual Meeting of Stockholders or until their successors are duly elected and qualify.

            Name                          For                 Withheld
            ----                          ---                 --------
            John H. Councill            859,314                 4,340
            Dale L. Greene              860,974                 2,680
            Reba S. Moretz              860,554                 3,100
            James C. Furman             858,574                 5,080

            2. To ratify the selection of Larrowe & Company, LLC, as the independent auditor for the Company for the fiscal year ending December 31, 2003.

            For                  Against                Abstain
            ---                  -------                -------
          862,054                  240                   1,360

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

                       High Country Financial Corporation

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

(10)(vi) Lease Agreement between Howard Street Ventures, LLC and High Country Financial Corporation dated August 1, 2003.

(31.1) Certification of John M. Brubaker

(31.2) Certification of David H. Harman

(32) Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

On February 10, 2003 the Company filed with the SEC on Form 8-K the announcement of an issuance of a newsletter to shareholders containing consolidated financial information for the fiscal year ended December 31, 2002.

On April 25, 2003 the Company filed with the SEC on Form 8-K the announcement of a news release containing consolidated financial information for the first quarter ended March 31, 2003.

On May 28, 2003 the Company filed with the SEC on Form 8-K the announcement of a joint press release with Yadkin Valley Bank and Trust Company announcing the signing of a non-binding letter of intent to merge with Yadkin Valley Bank and Trust Company.

On June 19, 2003 the Company filed with the SEC on Form 8-K the announcement of the issuance of a letter to customers and shareholders regarding the tentative agreement for the proposed merger with Yadkin Valley Bank and Trust Company.

                       High Country Financial Corporation

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

High Country Financial Corporation
----------------------------------
(Registrant)


August 11, 2003                                /s/ David H. Harman
---------------                                ---------------------------------
Date                                           David H. Harman
                                               Senior Vice President and
                                               Chief Financial Officer