Form 10QSB
period 2003-09-30
HIGH COUNTRY FINANCIAL CORP
filed 2003-11-13
CIK 1177182

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


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to
     ___________________.


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


         Company's telephone number, including area code (828) 265-4333
                                                         ---------------

Check  whether  the  issuer (1) filed all  reports  required  to be filed  under section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                      Common Stock, no par value 1,420,649
                      ------------------------------------
                         Outstanding at November 6, 2003

Transitional Small Business Disclosure Format (Check one) Yes __ No [X]

                       High Country Financial Corporation

                                      Index

                          Part I. Financial Information


Item 1.      Financial Statements                                                                            Page
                                                                                                             ----
               Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002                      1

               Consolidated Statements of Income for the nine months ended September 30,  2003 and 2002        2

               Consolidated Statements of Income for the three months ended September 30, 2003 and 2002        3

               Consolidated Statements of Changes in Stockholders' Equity for the nine months ended            4
               September 30, 2003 and 2002

               Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and          5
               2002

               Notes to the Consolidated Financial Statements                                                 6-12

Item 2.      Management's Discussion and Analysis of Financial Condition and                                  13-19
             Results of Operations

Item 3.      Controls and Procedures                                                                           20



                           Part II. Other Information

Item 4.          Submission of Matters to a Vote of Security Holders                                           21

Item 6.          Exhibits and Reports on Form 8-K                                                             21-22


                 Signatures                                                                                    23

                       High Country Financial Corporation
                           Consolidated Balance Sheets

                                                             (Unaudited)      (Audited)
                                                            September 30,    December 31,
                                                                2003            2002
                                                            -------------  --------------
ASSETS
Cash and due from banks                                     $  5,835,558   $  5,281,496
Interest-bearing deposits with banks                               5,463      2,001,742
Federal funds sold                                             5,292,000     15,154,000
Investment securities available for sale                       9,698,710     13,130,236
Restricted equity                                                409,600        267,700
securities
Loans, net of allowance for loan losses of $2,026,463 in
2003 and $1,712,350 in 2002                                  153,388,781    134,045,261
Property and equipment, net                                    5,656,842      5,759,886
Foreclosed assets, net                                           430,017        243,293
Accrued interest income                                          754,675        790,284
Other assets                                                     962,064        809,467
                                                            ------------   ------------
     Total assets                                           $182,433,710   $177,483,365
                                                            ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand deposits                                           $ 18,894,893   $ 19,093,396
  Interest bearing demand deposits                            39,519,084     31,128,815
  Savings                                                      3,621,034      2,530,731
  Money market accounts                                       18,169,102     22,666,627
  Certificates of deposit, $100,000 or more                   32,937,325     30,467,844
  Other time deposits                                         49,015,153     50,959,215
                                                            ------------   ------------
     Total deposits                                          162,156,591    156,846,628

Securities sold under agreements to repurchase                 3,457,319      2,688,514
Notes payable                                                          0      2,000,000
Accrued interest payable                                         132,080        151,589
Other liabilities                                                473,538        346,861
                                                            ------------   ------------
     Total liabilities                                       166,219,528    162,033,592
                                                            ------------   ------------

Stockholders' equity:
Preferred stock, no par value, 5,000,000 shares
  authorized; no shares issued and                                     0              0
outstanding
Common stock, no par value, 20,000,000
shares
  authorized; issued and outstanding 1,420,649 shares for
  2003 and 1,418,809 shares for 2002                          14,452,277     14,427,899
Retained earnings                                              1,654,783        805,585
Accumulated other comprehensive  income                          107,122        216,289
                                                            ------------   ------------
     Total stockholders' equity                               16,214,182     15,449,773
                                                            ------------   ------------

     Total liabilities and stockholders' equity             $182,433,710   $177,483,365
                                                            ============   ============

See Notes to Consolidated Financial Statements

                       High Country Financial Corporation
                        Consolidated Statements of Income
                     For the nine months ended September 30,
                                   (Unaudited)

                                                           2003           2002
                                                           ----           ----
Interest income:
 Interest and fees on loans                            $ 6,819,220    $ 6,298,521
 Interest on securities available for sale                 406,896        367,109
 Federal funds sold                                         74,835        173,583
                                                       -----------    -----------
   Total interest income                                 7,300,951      6,839,213

Interest expense:
  Certificates of deposit, $100,000 or more                895,964        882,358
  Other deposits                                         1,936,187      2,145,670
  Other borrowings                                          74,851        109,600
                                                       -----------    -----------
    Total interest expense                               2,907,002      3,137,628
                                                       -----------    -----------

 Net interest income                                     4,393,949      3,701,585
 Provision for loan losses                                (602,500)      (422,000)
                                                       -----------    -----------
 Net interest income after provision for loan losses     3,791,449      3,279,585
                                                       -----------    -----------


Noninterest income:
 Service charges on deposit accounts                       803,660        409,192
 Mortgage origination income                               950,102        825,480
 Brokerage commissions and fees                            317,966        172,583
 Other noninterest income                                  398,473        187,779
                                                       -----------    -----------
   Total noninterest income                              2,470,201      1,595,034
                                                       -----------    -----------

Noninterest expense:
 Salaries and employee benefits                          2,650,618      2,149,312
 Expenses of premises and  fixed assets                    531,939        474,468
 Outside services                                          774,948        669,166
 Other noninterest expense                                 920,694        954,363
                                                       -----------    -----------
    Total noninterest expense                            4,878,199      4,247,309
                                                       -----------    -----------

Income before income taxes                               1,383,451        627,310
Income tax provision                                       534,253        237,300
                                                       -----------    -----------

Net income                                             $   849,198    $   390,010
                                                       ===========    ===========

Basic earnings per share                               $       .60    $       .28
                                                       ===========    ===========
Diluted earnings per share                             $       .56    $       .27
                                                       ===========    ===========




See Notes to Consolidated Financial Statements                                 2

                       High Country Financial Corporation
                        Consolidated Statements of Income
                    For the three months ended September 30,
                                   (Unaudited)

                                                          2003          2002
                                                          ----          ----
Interest income:
 Interest and fees on loans                           $ 2,376,904   $ 2,213,572
 Interest on securities available for sale                108,534       196,346
 Federal funds sold                                        16,188        54,494
                                                      -----------   -----------
   Total interest income                                2,501,626     2,464,412
                                                      -----------   -----------

Interest expense:
  Certificates of deposit, $100,000 or more               301,649       297,843
  Other deposits                                          588,861       737,943
  Other borrowings                                         13,589        38,606
                                                      -----------   -----------
    Total interest expense                                904,099     1,074,392
                                                      -----------   -----------

 Net interest income                                    1,597,527     1,390,020
 Provision for loan losses                               (220,000)     (198,000)
                                                      -----------   -----------
Net interest income after provision for loan losses    1,377,527     1,192,020
                                                      -----------   -----------


Noninterest income:
 Service charges on deposit accounts                      262,144       135,923
 Mortgage origination income                              324,178       279,944
 Brokerage commissions and fees                           129,285        60,205
 Other noninterest income                                 140,483        85,257
                                                      -----------   -----------
   Total noninterest income                               856,090       561,329
                                                      -----------   -----------

Noninterest expense:
 Salaries and employee benefits                           898,804       737,174
 Expenses of premises and  fixed assets                   182,584       170,605
 Outside services                                         264,526       249,832
 Other noninterest expense                                325,547       494,547
                                                      -----------   -----------
    Total noninterest expense                           1,671,461     1,652,158
                                                      -----------   -----------

Income before income taxes                                562,156       101,191
Income tax provision                                      216,594        54,300
                                                      -----------   -----------

Net income                                            $   345,562   $    46,891
                                                      ===========   ===========


Basic earnings per share                              $       .24   $       .03
                                                      ===========   ===========
Diluted earnings per share                            $       .19   $       .03
                                                      ===========   ===========




See Notes to Consolidated Financial Statements                                 3

                       High Country Financial Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                     For the nine months ended September 30,
                                   (Unaudited)


                                                                                              Accumulated            Total
                                                    Common Stock              Retained       Comprehensive       Stockholders'
              2003                             Shares          Amount         Earnings          Income              Equity
              ----                             ------          ------         --------          ------              ------

Balance at beginning of period               1,418,809    $ 14,427,899      $  805,585        $   216,289        $ 15,449,773
Net income                                                                     849,198                                849,198
Change in unrealized gain on securities
    available for sale, net of tax effect                                                        (109,167)           (109,167)
Shares issued for options and
    warrants exercised
                                                 1,840          24,378               0                  0              24,378
                                             ---------    ------------      ----------        -----------        ------------
Balance at end of period                     1,420,649    $ 14,452,277      $1,654,783        $   107,122        $ 16,214,182
                                             =========    ============      ==========        ===========        ============

                                                                                              Accumulated            Total
                                                    Common Stock              Retained       Comprehensive       Stockholders'
              2002                             Shares          Amount         Earnings          Income              Equity
              ----                             ------          ------         --------          ------              ------

Balance at beginning of period               1,416,822    $ 14,413,044      $   54,593        $    75,220        $ 14,542,857
Net income                                                                     390,010                                390,010
Change in unrealized gain on securities
    available for sale, net of tax effect                                                         159,088             159,088
Shares issued for options and
    warrants exercised
                                                 1,620          14,855               0                  0              14,855
                                             ---------    ------------      ----------        -----------        ------------
Balance at end of period                     1,418,442    $ 14,427,899      $  444,603        $   234,308        $ 15,106,810
                                             =========    ============      ==========        ===========        ============


See Notes to Consolidated Financial Statements                                 4

                       High Country Financial Corporation
                      Consolidated Statements of Cash Flows
                     For the nine months ended September 30,
                                   (Unaudited)


                                                                  2003            2002
                                                                  ----            ----

Cash flows from operating activities:
  Net income                                                 $    849,198    $    390,010
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
  Depreciation and amortization, net of accretion on
     investment securities available for sale                     301,477         238,322
  Provision for loan losses                                       602,500         422,000
  Changes in other assets and liabilities:
     Accrued interest income and other assets                    (693,348)
                                                                                 (247,474)
     Accrued interest payable and other liabilities               107,168          50,665
                                                             ------------    ------------
     Net cash provided by operating activities                  1,612,869         407,649
                                                             ------------    ------------


Cash flows from investing activities:
 Net decrease in interest bearing deposits with banks           1,996,279       1,996,476
 Net (increase) decrease in federal funds sold                  9,862,000        (672,000)
 Loan (originations) principal repayments, net                (19,946,020)    (14,658,043)
 Purchases of investment securities                            (4,072,150)    (16,253,096)
 Maturities, paydowns, and calls of securities                  7,260,918       2,116,368
 Purchases of  restricted equity securities                       (63,937)
                                                                                 (141,900)
 Capital expenditures for premises and equipment                 (121,080)        (39,256)
                                                              ------------    ------------
     Net cash (used in) investment activities                 (5,161,953)    (27,573,488)
                                                             ------------    ------------

Cash flows from financing activities:
 Increase in deposits                                           5,309,963      28,095,506
 (Decrease) in notes payable                                   (2,000,000)     (2,000,000)
 Increase in other borrowings                                     768,805         826,373
 Proceeds from sale of common stock                                24,378          14,855
                                                             ------------    ------------
      Net cash provided by financing activities                 4,103,146      26,936,734
                                                             ------------    ------------

      Net increase (decrease) in cash and cash equivalents        554,062        (229,105)

Beginning cash and cash equivalents                             5,281,496       4,827,479
                                                             ------------    ------------

Ending cash and cash equivalents                             $  5,835,558    $  4,598,374
                                                             ============    ============

Supplemental cash flow disclosures:
  Cash paid during period for interest                       $  2,926,511    $  3,135,127
                                                             ============    ============
  Cash paid during period for income taxes                   $    549,198    $    229,592
                                                             ============    ============

See Notes to Consolidated Financial Statements                                 5

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements



Note 1.  Organization and Summary of Significant Accounting Policies

Organization

High Country Financial Corporation (the "Company) was incorporated under the laws of the State of North Carolina for the purpose of becoming the bank holding company of High Country Bank (the "Bank"). The Company was organized to acquire and hold all of the outstanding common stock of the Bank. Articles of Share Exchange were filed on and the Bank's reorganization to holding company form was effective as of July 1, 2002. High Country Financial Corporation presently has no operations and conducts no business of its own other than owning the Bank. The Company became the holding company of the Bank on July 1, 2002, therefore, certain prior period information reflects the balance of the single bank, High Country Bank, and its wholly-owned subsidiary.

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

The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002.

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements



High Country Financial Corporation


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

Stock-based Compensation

The Company accounts for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complies with the disclosure requirements set forth in SFAS No. 148, which include disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the nine months ended September 30, 2003 and 2002 is as follows:

                                                              September 30,
                                                   -----------------------
                                                       2003              2002
                                                   ------------    -------------
   Compensation cost recognized in income for all
     stock-based compensation awards               $          -    $          -
                                                   ============    =============
   Pro forma net income(1)                         $    781,709    $    297,308
                                                   ============    =============
   Pro forma earnings per common share(1)          $       0.55    $       0.21
                                                   ============    =============
   Pro forma earnings per diluted share(1)         $       0.52    $       0.20
                                                   ============    =============

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

Note 2.  Loans Receivable

The major components of loans in the balance sheet at September 30, 2003 and December 31, 2002 are as follows (in thousands):

                                                            2003         2002
                                                            ----         ----
      Commercial                                         $  17,347    $  37,755
      Real estate:
               Construction and land development            40,841       48,606
               Residential, 1-4 families                    36,197       25,262
               Residential, 5 or more families               8,848        4,569
               Agricultural                                  4,314        3,003
               Non-farm, nonresidential                     35,740        2,179
               Farmland                                      1,065        1,506
      Consumer                                              11,163       13,036
      Obligations of states and political subdivisions         171           15
      Other                                                     65
                                                                              0
      Unearned loan origination fees, net of costs            (271)        (239)
      Allowance for loan losses                             (2,026)      (1,712)
                                                         ---------    ---------
                                                         $ 153,389    $ 134,045
                                                         =========    =========

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements

Note 2. Loans Receivable, continued

At September 30, 2003 and December 31, 2002, the Company had nonaccrual loans totaling $2,136,454 and $668,789 respectively. Foreclosed, repossessed or idled properties amounted to $430,017 and $243,293 at September 30, 2003 and December 31, 2002, respectively.

Note 3.  Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2003 and 2002 is as follows:

                                                         2003           2002
                                                         ----           ----
                 Balance, beginning of period        $ 1,712,350    $ 1,329,496

                 Provision charged to operations         602,500        422,000
                 Recoveries of amounts charged off         7,318            927
                 Amounts charged off                    (295,705)      (155,345)
                                                     -----------    -----------
                 Balance, end of period              $ 2,026,463    $ 1,597,078
                                                     ===========    ===========


Note 4.  Property and Equipment

Components of Property and Equipment

Components of property and equipment and total accumulated depreciation at September 30, 2003 and December 31, 2002 are as follows:

                                                         2003           2002
                                                         ----           ----
     Land and improvements                           $ 1,456,825    $ 1,456,825
     Buildings and improvements                        3,627,987      3,603,934
     Furniture and equipment                           1,555,687      1,458,662
                                                     -----------    -----------
       Property and equipment, total                   6,640,499      6,519,421

     Less accumulated depreciation                      (983,657)      (759,535)
                                                     -----------    -----------
       Property and equipment, net of depreciation   $ 5,656,842    $ 5,759,886
                                                     ===========    ===========

                       High Country Financial Corporation
                   Notes to Consolidated Financial Statements


Note 4.            Property and Equipment, continued

Leases

The Company leases its operations center, three branch facilities, and the land for another branch under operating leases. Two branch facilities are leased from related parties with minimum monthly payments of $1,000 and $3,500. Future minimum lease payments under non-cancelable agreements are as follows:

                                  2003                         $   36,300
                                  2004                            135,200
                                  2005                             73,400
                                  2006                             52,000
                                  2007                             42,000
                                  2008                             24,500
                                                               ----------
                                                               $  363,400
                                                               ==========

Rental expense was $78,402 and $73,319 for the first three quarters of 2003 and 2002, respectively.

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

The Company from time to time has cash and equivalents on deposit with financial institutions that exceed federally insured limits.

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

The Company also leases two branch facilities from related parties. See Note 4 for more information.

                       High Country Financial Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

          The Company earned $849,198 or $0.60 basic net income per share for the nine months ended September 30, 2003. Total interest income amounted to $7,300,951 while interest expense of $2,907,002 resulted in net interest income of $4,393,949 for the year to date period. Provisions for loan losses charged to operations were $602,500 for the nine months ended September 30, 2003. Noninterest income and expenses amounted to $2,470,201 and $4,878,199, respectively for the period.

          Total assets at September 30, 2003 were $182,433,710, an increase of $4,950,345 or 2.79% over the total at December 31, 2002. The increase in assets was primarily due to the $19,343,520 growth in net loans funded by an increase in deposits of $5,309,963 and decreases in Federal funds sold and investment securities of $9,862,000 and $3,431,526 respectively.

Loans

          At September 30, 2003 the loan portfolio, net of allowance for loan losses, totaled $153,388,781 and represented 84.1% of total assets compared to $134,045,261 or 75.5% of total assets at December 31, 2002. The loan-to-deposit ratios at September 30, 2003 and December 31, 2002 were 94.6% and 85.5%, respectively.

Investment Securities

          Securities available for sale totaled $9,698,710 at September 30, 2003 and $13,130,236 at December 31, 2002. The reduction in securities available for sale is due to principal repayments and calls of the Company's mortgage backed securities. At September 30, 2003 there were unrealized gains included in the carrying value of the available for sale securities of $162,307 compared to $327,711 at December 31, 2002. There were no sales of securities during the nine months ended September 30, 2003 and 2002.

Deposits

          Total deposits increased from $156,846,628 at December 31, 2002 to $162,156,591 at September 30, 2003, an increase of $5,309,963 or 3.4%.
          The growth is attributable to the Company's overall ability to attract and retain local customers resulting in additional customer accounts. As of September 30, 2003, the Company had $32,937,325 in time deposits of $100,000 or more compared to $30,467,844 at December 31, 2002, an increase of $2,469,481.

                       High Country Financial Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Stockholders' Equity and Capital Adequacy

          Total stockholders' equity was $16,214,182 at September 30, 2003, compared to $15,449,773 at December 31, 2002, an increase of $764,409. The increase is attributed to proceeds from the issuance of stock of $24,378, net earnings for the first three quarters of $849,198 and the negative change in the unrealized loss on available for sale securities of $109,167.

          The Company's regulators define risk-based capital guidelines as "core," or Tier 1 capital, and "supplementary," or Tier 2 capital. Core capital consists of common stockholders' equity while "supplementary," or Tier 2 capital, consists of the allowance for loan losses, subject to certain limitations. These amounts are referred to collectively as total qualifying capital. Companys are expected to meet a minimum ratio of total qualifying capital to risk adjusted assets of 8.0%. The Company's risk-based capital ratio was 10.93% at September 30, 2003.

          In addition to the risk-based capital guidelines mentioned above, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio - or core capital to assets ratio - works in tandem with the risk-based capital guidelines. The minimum leverage ratios range from three to five percent. At September 30, 2003, the Company's leverage capital ratio was 8.91%.

          Management is not presently aware of any current recommendations to the Company by regulatory authorities, which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

Asset Quality and Allowance for Loan Losses

          Nonperforming assets include loans delinquent 90 days or more and still accruing, nonaccrual loans, restructured loans, other real estate owned, and other nonperforming assets. The Company had nonaccrual loans of approximately $2,136,000, and other real estate owned of $430,017 at September 30, 2003. The Company had nonperforming assets of $886,289 at December 31, 2002. The Company had no loans outstanding that were delinquent 90 days or more and still accruing interest at September 30, 2003 and at December 31, 2002.

          The allowance for loan losses was $2,026,463 or 1.30% of outstanding loans at September 30, 2003 compared to $1,712,350 or 1.26% of outstanding loans at December 31, 2002.

                       High Country Financial Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Asset Quality and Allowance for Loan Losses, continued

          The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The allowance for loan losses and the related provision are based upon management's evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration given to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes that the allowance for loan losses is adequate.

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

          Liquidity

          The liquidity of a bank measures its access to or ability to raise funds. Sustaining adequate liquidity requires a bank to ensure the availability of funds to satisfy reserve requirements, loan demand, deposit withdrawals, and maturing liabilities while funding asset growth and producing appropriate earnings. Liquidity is provided through maturities and repayments of loans and investments, deposit growth, and access to sources of funds other than deposits, such as the federal funds market or other borrowing sources. The Company recently signed an Agreement for Advances and Security Agreement with Blanket Floating Lien with The Federal Home Loan Bank of Atlanta with a current borrowing capacity of approximately $30 million. The Company's primary liquid assets are cash and due from banks, federal funds sold and Investment securities available for sale. At September 30, 2003, the ratio of liquid assets to total deposits was 12.9% compared to a ratio of 22.7% at December 31, 2002.

                      High Country Financial Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2003 to September 30, 2002
----------------------------------------------------------------------------

Overview

          The Company earned $849,198 or $0.60 basic net income per share for the nine months ended September 30, 2003 compared to $390,010 or $0.28 basic net income per share for the nine months ended September 30, 2002.

          The loan loss provision for the nine-month period ending September 30, 2003 was $602,500, compared to $422,000 for the nine months ended September 30, 2002. Management has set aside reserves to ensure that the allowance for loan losses as a percentage of total loans was reasonable in relation to other banks in its peer group. The current provision reflects management's current analysis of the loan portfolio.

Net Interest Income

          Net interest income for the first nine months of 2003 increased by $692,364 over the same period in 2002. Interest income increased by $461,738 while interest expense decreased by $230,626. Interest paid on certificates of deposit greater than $100,000 increased by $13,606 from the same period a year ago.

Non-interest Income

          Non-interest income was $2,470,201 for the nine months ended September 30, 2003 compared to $1,595,034 for the same period in 2002. Service charges on deposit accounts amounted to $803,660 for the first nine months of 2003 and $409,192 for the same period of 2002. This increase is due to fees from the overdraft protection program for deposit customers that was implemented late in the fourth quarter of 2002. For the current year to date period mortgage origination fees and brokerage commission income contributed $950,102 and $317,966, compared to $825,480 and $172,583 in the same period a year earlier.

Non-interest Expense

          Non-interest expense was $4,878,199 for the nine-month period ended September 30, 2003 compared to $4,247,309 for the same period in 2002. Salaries and employee benefits increased by $501,306 over the same period in 2002. Occupancy and equipment expense increased by $57,471. Data processing costs and advertising and marketing costs amounted to $531,260 and $95,843,

                      High Country Financial Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



          respectively   for  2003   compared   with   $669,166  and   $100,420,
          respectively, in 2002.

Income Taxes

          A provision for income taxes in the amount of $534,253 was made for the nine months ended September 30, 2003. The provision for the first nine months of 2002 was $237,300. The additional provision for income taxes was due to the increase in year-to-date earnings in 2003 compared to earnings through the same period in 2002.

Comparison of the Three Months Ended September 30, 2003 and September 30, 2002
------------------------------------------------------------------------------

Overview

          The Company's net income for the three months ended September 30, 2003 was $345,562 or $0.24 basic net income per share compared to $46,891 or $0.03 basic net income per share for the same period of 2002.

          The loan loss provision for the three months ended September 30, 2003 was $220,000, compared to $198,000 for the same three-month period in 2002. Management has set aside reserves to ensure that the allowance for loan losses as a percentage of total loans was reasonable in relation to other banks in its peer group. The current provision reflects management's current analysis of the loan portfolio.

Net Interest Income

          Net interest income for the third quarter of 2003 increased by $207,507 over the same period in 2002. Interest income increased by $37,214 while interest expense decreased by $170,293. Interest paid on certificates of deposit greater than $100,000 increased by $3,806 over the same period a year ago.

Non-interest Income

          Non-interest income was $856,090 for the three months ending September 30, 2003 up from $561,329 in 2002. Service charge income amounted to $262,144, an increase of $126,221 over 2002. This increase is due to fees from the overdraft protection program for deposit customers that was implemented late in the fourth quarter of 2002. Mortgage origination income accounted for $324,178 during the quarter compared to $279,944 for the same quarter in 2002.

                      High Country Financial Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-interest Expense

          Non-interest expense was $1,671,461 for the quarter ended September 30, 2003 compared to $1,652,158 for the quarter ended September 30, 2002. Salaries and employee benefits increased by $161,630 over the same period in 2002. Expenses of premises and fixed assets amounted to $182,584 for 2003 and $170,605 for 2002. Data processing fees amounted to $170,676 in 2003 and $176,700 in the same quarter of 2002. Additionally, advertising and marketing expenses totaled $32,985 and $34,540 for the third quarter of 2003 and 2002, respectively.

Income Taxes

          A provision for income taxes in the amount of $216,594 was made for the three months ended September 30, 2003 compared to a provision of $54,300 for the same period in 2002.

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

                       High Country Financial Corporation

PART II. OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the security holders during the quarter ended September 30, 2003.


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

                       High Country Financial Corporation


Item 6.EXHIBITS AND REPORTS ON FORM 8-K, continued

          (10)(vi) Lease Agreement between Howard Street Ventures, LLC and High Country Financial Corporation dated August 1, 2003, incorporated herein by reference to Exhibit 10(vi) to the Form 10-QSB filed with the SEC on August 13, 2003.

          (31.1) Certification of John M. Brubaker

          (31.2) Certification of David H. Harman

          (32)  Certification of Periodic Financial Report Pursuant to 18 U.S.C.
          Section 1350.

          (b) Reports on Form 8-K

          On August 6, 2003 the Company filed with the SEC on Form 8-K the announcement of a news release containing consolidated financial information for the year to date and quarter ended June 30, 2003.

          On August 27, 2003 the Company filed with the SEC on Form 8-K the announcement of a joint press release with Yadkin Valley Bank and Trust Company announcing the signing of a definitive agreement to merge the two banks.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 High Country Financial Corporation
                                 ----------------------------------
                                 (Registrant)



Date:  November 13, 2003        /s/ David H. Harman
       -----------------         ------------------
                                 David H. Harman
                                 Senior Vice President & Chief Financial Officer